Form 10QSB
period 2005-09-30
Southern Sauce Company, Inc.
filed 2005-12-23
CIK 1327364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2005


                         Commission File No. 333-125268


                          SOUTHERN SAUCE COMPANY, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                               11-3737500
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                   11951 S.E. 57TH STREET, MORRISTON, FL 32668
                   -------------------------------------------
                    (Address of principal executive offices)


                                  352-486-4541
                                  ------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of November 1, 2005.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Part I - Financial Information
------------------------------

Item 1.  Financial Statements .........................................     1

         Unaudited Balance Sheet as of September 30, 2005 .............     1

         Unaudited Statements of Operations for the three and nine
         months ended September 30, 2005, and for the period from
         December 1, 2004 (inception) through September 30, 2005 ......     2

         Unaudited Statements of Cash Flows for the nine months ended September 30, 2005 and for the period from December 1, 2004
         (inception) through September 30, 2005 .......................     3

         Notes to Unaudited Financial Statements ......................     4

Item 2.  Management's Discussion and Analysis or Plan of Operation ....     7

Item 3.  Controls and Procedures ......................................     8


Part II - Other Information
---------------------------

Item 2.  Changes in Securities and Use of Proceeds ....................     9

Item 6.  Exhibits .....................................................     9

Signatures ............................................................    10

Certification of Principal Executive Officer Pursuant to Section 302 of
the Sarbanes-Oxley Act ................................................  EX 31.1

Certification of Principal Financial Officer Pursuant to Section 302 of
the Sarbanes-Oxley Act ................................................  EX 31.2

Certification of Principal Executive Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act ................................................  EX 32.1

Certification of Principal Financial Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act ................................................  EX 32.2

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets:
  Cash ............................................................    $  9,122
                                                                       --------
  Total current assets ............................................       9,122

  License, net ....................................................       1,334
                                                                       --------

     Total assets .................................................    $ 10,456
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts Payable ................................................    $  5,981
                                                                       --------
  Total current liabilities .......................................       5,981

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, 15,000,000 authorized; par value $.001;
   none issued and outstanding ....................................           -
  Common stock, 100,000,000 authorized, $.001 par value;
   2,500,000 issued and outstanding, ..............................       2,500
  Additional paid in capital ......................................      44,083
  Deficit accumulated during the development stage ................     (42,108)
                                                                       --------

     Total stockholders' equity ...................................       4,475
                                                                       --------

     Total liabilities and stockholders' equity ...................    $ 10,456
                                                                       ========

            See accompanying notes to unaudited financial statements

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                DECEMBER 1, 2004
                                THREE MONTHS      NINE MONTHS     (INCEPTION)
                                    ENDED            ENDED          THROUGH
                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                    2005              2005            2005
                                -------------    -------------  ----------------

Revenue ....................     $         -      $         -     $         -

Selling, general and
  administrative expenses ..          14,177           38,095          42,108
                                 -----------      -----------     -----------

Loss from operations .......         (14,177)         (38,095)        (42,108)
                                 -----------      -----------     -----------

Provision (benefit) for
  income taxes .............               -                -               -
                                 -----------      -----------     -----------

Net loss ...................     $   (14,177)     $   (38,095)    $   (42,108)
                                 ===========      ===========     ===========

Basic and diluted loss per
  common share .............           (0.01)           (0.01)          (0.02)
                                 ===========      ===========     ===========

Basic and diluted weighted
  average shares outstanding
  during the period ........       2,500,000        2,291,544       2,220,792
                                 ===========      ===========     ===========

            See accompanying notes to unaudited financial statements

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                DECEMBER 1, 2004
                                                  NINE MONTHS     (INCEPTION)
                                                     ENDED          THROUGH
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                      2005            2005
                                                 -------------  ----------------

Cash flows from operating activities:
  Net loss ................................        $(38,095)        $(42,108)
  Amortization expense ....................             236              236
  Issuance of common stock for services ...               -            4,013
  Accounts payable ........................           5,981            5,981
                                                   --------         --------
Net cash used in operating activities .....         (31,878)         (31,878)
                                                   --------         --------

Cash flows from investing activities ......               -                -

Cash flows from financing activities:
  Common stock issued for cash ............          36,000           41,000
                                                   --------         --------
Net cash provided by financing activities .          36,000           41,000
                                                   --------         --------

Net increase in cash ......................           4,122            9,122
                                                   --------         --------

Cash at beginning of period ...............           5,000                -
                                                   --------         --------

Cash at end of period .....................        $  9,122         $  9,122
                                                   ========         ========
Supplementary information:
--------------------------
  Cash paid for:
    Interest ..............................        $      -         $      -
                                                   ========         ========
    Income taxes ..........................        $      -         $      -
                                                   ========         ========

Non cash transactions affecting operating, financing and investing activities:

    Issuance of common stock for license ..        $      -         $  1,570
                                                   ========         ========

            See accompanying notes to unaudited financial statements

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2005
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK
-----------------------------------------------------------

Southern Sauce Company, Inc. was formed to make and sell specialty food products. It is seeking to introduce its first product, a barbecue sauce, into the commercial marketplace.

The Company has no revenues to date. During the development stage and since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2005
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

REVENUE RECOGNITION
-------------------

The Company will recognize revenue when:

   o  Persuasive evidence of an arrangement exists;

   o  Shipment has occurred;

   o  Price is fixed or determinable; and

   o  Collectability is reasonably assured

The Company will closely follow the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and nine months ended September 30, 2005 and 2004 and for the period from December 1, 2004 (inception) to September 30, 2005, the Company has recognized no revenues.

INTANGIBLE ASSETS
-----------------

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the three and nine month period ended September 30, 2005 was $79 and $236 respectively.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the period ending September 30, 2005.

NOTE 3 - EQUITY TRANSACTIONS
----------------------------

During the year ended December 31, 2004, the Company issued 610,000 shares of common stock to an initial investor for cash of $5,000.

During the year ended December 31, 2004, the Company issued 500,000 shares of common stock for the purchase of the license to distribute its initial product from the majority shareholder. The value of the license was determined to be the legal costs to create the license, which was $1,570.

During the year ended December 31, 2004, the Company issued 490,000 shares of common stock for services rendered at a value of $4,013.

During the nine months ended September 30, 2005, the Company issued 900,000 shares of common stock at $.04 per share, for a total of $36,000.

NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period ended September 30, 2005 totaling $42,108. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2005
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDER LOAN
-------------------------

On March 31, 2005, $920 was paid for Company expenses by one of the stockholders. The amount is non-interest bearing, unsecured and due within 12 months. During the period ended September 30, 2005, the Company repaid this balance owed to the shareholder.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In November 2004, the FASB issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe the adoption of SFAS 123 will have a material effect on the financial position, results of operations or cash flow.

NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying unaudited financial statements, the Company has a net loss of $38,095 and net cash used in operations of $31,878, respectively for the nine months ended September 30, 2005 and a deficit accumulated during the development stage of $42,108. At September 30, 2005, the Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until licensing or sales of pharmaceuticals products commence, the Company is highly dependent upon debt and equity funding.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

The Company's initial public offering was commenced on November 4, 2005, As of December 19, 2005 the Company has sold 1,925 shares of Series A Convertible Preferred Stock for the aggregate price of $19,250.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Our primary focus over the course of the next 12 months will be to concentrate on introducing our initial product into the commercial marketplace including producing inventory for sale and establishing channels of distribution for the marketing of our products. We expect to introduce a mustard-based yellow barbeque sauce as our first product.

         We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and initial start-up operations such as obtaining a recipe for our proposed initial product, investigating sources of supply for product ingredients and packaging, reviewing labeling and other regulatory requirements for our products, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources through this offering. As of September 30, 2005, we had not incurred any material costs or expenses other than those associated with the formation of our company and initiation of our public offering.

         Management believes that we will require a minimum of $50,000 of available capital to enter the marketplace with our initial product. If such capital does not become available from the proceeds of this offering or such other sources we will continue development stage operations for the next 12 months from available cash on hand.

         If we succeed in introducing our first product into the marketplace we anticipate that sales of our product will generate sufficient cash flow to support our operations for the next twelve months. However, this is based on our assumption of achieving significant sales of our product and there can be no assurance that such sales levels will be achieved. Therefore, we may require additional financing through factoring of accounts receivable, loans and other arrangements, including the sale of additional common stock or preferred stock.

         There can be no assurance that such additional financing will be available, or if available, can be obtained on satisfactory terms. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing stockholders, including the investors in this offering, could be substantially diluted. In the event that we do not have sufficient capital to support our operations we may have to curtail our operations.

         Our officers will provide daily management of our company, including marketing, administration, financial management, product development, manufacture and sale of product. We will also engage other employees and service organizations to provide needed services as the need for them arise. These could include services such as computer systems, sales, marketing, advertising, public relations, cash management, collections, accounting, and administration.

         Upon the effective date of the registration statement of which this prospectus in a part we will be subject to certain reporting and other compliance requirements of a publicly reporting company. We will be subject to certain costs for such compliance which private companies may not choose to make. We have identified such costs as being primarily for audits, legal advice, filing expenses and shareholder communications and estimate the cost to be approximately $10,000 to $15,000 for the next twelve months. We expect to pay such costs from a combination of cash on hand, the proceeds of our public offering which was commenced on November 4, 2005 and cash generated by product sales.

         We expect our initial operating expenses will be paid for by utilization of some of the proceeds of our public offering which was commenced on November 4, 2005 and from cash flows generated from product sales.

         There can be no assurance that we will be able to successfully introduce our initial product or any other products into the commercial marketplace. We believe that we can control the operating and general and administrative expenses of our operations to be within the cash available from our public offering which was commenced on November 4, 2005 and from the collections on the product sales which we may make. If our initial operations indicate that our business can establish and fulfill a demand for our initial product on a basis which will lead to establishment of a profitable business we may seek additional sources of cash to grow the business. We do not currently have any commitments for the sale of our proposed products or for additional financing.

ITEM 3.  CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         The Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

         There has been no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of proceeds from initial public offering.

Our Registration Statement on Form SB-2 (Commission File No. 333-125268) became effective on November 1, 2005. We registered 50,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $500,000 and also registered the shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. The offering was commenced on November 4, 2005 and has not been terminated. The offering is being made directly by us and is not being underwritten. As of December 19, 2005 the Company has sold 1,925 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are furnished with this report:

         31.1     Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act.

         31.2     Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act.

         32.1*    Certification of Principal Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act.

         32.2*    Certification of Principal Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act.

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHERN SAUCE COMPANY, INC.


December 19, 2005                       By: /s/ Robert I. Jordan
                                            --------------------
                                            Robert Jordan, President
                                            (principal executive officer)


December 19, 2005                       By: /s/ Francis A. Rebello
                                            ----------------------
                                            Francis A. Rebello, Treasurer
                                            (principal accounting officer)