Form 10KSB
period 2005-12-31
Southern Sauce Company, Inc.
filed 2006-02-14
CIK 1327364

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2005
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                         Commission File No. 333-125268
                                             ----------


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


Securities Registered under Section 12(b) of the Exchange Act:

     None.

Securities Registered under Section 12(g) of the Exchange Act:

     None.

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]  No [_]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent fiscal year: None.

     As of February 10, 2006, there were 1,430,000 shares of our common stock held by non-affiliates valued at $143,000 based upon sale price of our convertible preferred stock within the last 60 days.

     As of February 10, 2006, the registrant had outstanding 2,930,500 shares of its Common Stock, par value $.001, and 3,355 shares of Series A Convertible Preferred Stock, par value $.001.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     None.

     Transitional Small Business Issuer Format Yes [_] No [X]

                                TABLE OF CONTENTS

INTRODUCTION


PART I

Item 1.  Business..............................................................4

Item 2.  Properties............................................................8

Item 3.  Legal Proceedings.....................................................8

Item 4.  Submission of Matters to a vote of security holders...................8



PART II

Item 5.  Market for common equity and related stockholder matters..............8

Item 6.  Management's discussion and analysis or plan or operation............10

Item 7.  Financial Statements.................................................14



PART III

Item 8.  Changes & Disagreements with Accountants.............................26

Item 8A. Controls & Procedures................................................26

Item 8B. Other Information....................................................26

Item 9.  Directors, Executive officers, Promoters and Control persons
         Compliance with Section 16(a) of the Exchange Act....................27

Item 10. Executive Compensation...............................................29

Item 11. Security Ownership of certain beneficial owners and Management.......30

Item 12. Certain relationships and related transactions.......................30

Item 13. Exhibits.............................................................31

Item 14. Principal Accounting Fees and Services ..............................31

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     Southern Sauce Company, Inc. was incorporated in the State of Florida in December 2004. Our business plan is to establish a successful specialty food business based on proprietary recipes for barbecue sauces and other condiments for the retail market. All activity to date has been related to the formation of our business, formulation of our business plan and initial start-up operations such as obtaining a recipe for our proposed initial product, investigating sources of supply for product ingredients and packaging, reviewing labeling and other regulatory requirements for our products, investigating potential distribution channels for our products and development of our proposed financing.

     Our offices are located at 11951 S.E. 57th Street, Morriston, FL 32668 and our phone number is 352-486-4541.

OVERVIEW

     A stroll through any supermarket or gourmet market will confirm that the market for specialty foods such as barbecue sauce is substantial and highly competitive. More objective statistics are published by various trade organizations and trade publications. For example, Supermarket News Sales Yearbook published in August 2004, which covers food sales at supermarkets, drug stores and mass merchandisers, reported that sales of barbecue sauces at supermarkets were $350,573,100 during the 52 weeks ending June 13, 2004(1). Progressive Grocer's 57th Annual Consumer Expenditures Study published in September 2004, based on five years of comparable scan data from A C Nielsen and estimates by Progressive Grocer's researchers, reported that 2003 sales of barbecue sauces at supermarkets were $353,590,000(2).

     Other indications of the vibrancy of the barbecue market may be inferred from collateral sources, such as the variety of barbecue grill models offered in such stores as Home Depot and Sears as well as specialized grill stores. According to exclusive consumer research by Mintel International (Chicago), as reported in Prepared Foods, February 2004, some 73% of American families own a barbecue grill. The outdoor barbecue market, estimated at $3.93 billion, can be segmented into charcoal, gas, and electric grills, as well as barbecue equipment accessories.(3)

     Consumer interest in barbecue can also be inferred from the number of barbecue books in print. The website of the National Barbecue Association, nbbqa.org, offers 41 barbecue books for sale. A search for "barbecue" in the book section of the online bookseller amazon.com returns over 600 entries.

     While the market for barbecue sauces is considerable, it has low barriers to entry. Besides the largest national brands, Kraft, Heinz and Hunts, there are a large number of barbecue sauce products designed to appeal to regional tastes which are generally sold locally.
_________

(1) Data from this report published by The Association for Dressings and Sauces and available on the web at http://www.dressings-sauces.org/condiment_trends_press.html#sales.

(2) Data from this report published by The Association for Dressings and Sauces and available on the web at http://www.dressings-sauces.org/condiment_trends_press.html#sales.

(3) Prepared Foods. February 2004. Available on the web at http://www.preparedfoods.com/CDA/ArticleInformation/features/BNP_Features_Item
/0,1231,119152,00.html

MARKETING PLAN

     As a new entrant into a market with a number of established brands we will seek to differentiate our initial barbecue sauce by appealing to consumers to give our product a try and building customer loyalty on the following bases:

          (a) Brand positioning.
          (b) Product ingredients and taste.
          (c) Consumer education.
          (d) Marketing approach.

     We will seek to position our initial barbecue sauce product towards men because we believe they are the primary users of barbecue sauce. Our initial product, a mustard-based yellow barbecue sauce, looks and tastes different from the established national brands. We will seek to stress the difference of our product, both appearance and taste, and challenge consumers to "try something new on your barbecue". We will also seek to educate consumers about the proper way to use barbecue sauce. For example, we believe that many barbecue cooks utilize barbecue sauce improperly. Food should not be basted or soaked with barbecue sauce before being put on the grill. Rather, barbecue sauce should be used at the latter part of cooking process to avoid burning in the intense heat of the barbecue grill.

DISTRIBUTION

     Our target market for initial product distribution will be specialty gourmet food stores. These retailers compete by selling products which are not generally available at large supermarket chains and are highly selective in their merchandising. We believe that consumers choose to shop at specialty gourmet food stores for a different shopping experience and that they are open to try a new product not available at the chain supermarkets or supported by large advertising budgets. We believe that gourmet food stores are more willing to try a new product and will place initial orders in small amounts.

     In order to establish initial distribution we anticipate that we will directly approach gourmet food stores to purchase our products through our management and attend trade shows for the gourmet food trade. We will also seek to establish our brand through public relations, an internet site and an internet blog.

     Subject to initial success of our initial product introduction, we will seek to engage food brokers to represent us in contacting distributors and larger retailers. At that point we anticipate formulating a sales and marketing presentation to aid the brokers in representing our products to retail and distributor buyers. The key competitive factors in influencing a purchasing decision on this level include the product quality, packaging, sales history, profitability, and consumer demand. If a buyer decides to accept our product, other issues such as the cost of acquiring shelf space (slotting fees) and our specific commitments to marketing programs will be negotiated. Slotting fees can take the form of cash payments and/or free product allowances.

     We cannot assure you that we will be successful in establishing distribution for our initial product or that our sales will be sufficient to enable us to achieve positive cash flow and earnings.

MANUFACTURING

     We anticipate using contract packers to manufacture our products according to our specifications, which will include our products' recipes, ingredients, graphics and packaging. We will be responsible for having all the components of the products shipped to the contract packer. Based on our initial discussions with several contract packers we believe that we will be able to engage one or more contract packers that could manufacture our products. However, we have not engaged a contract packer at this time. We do not anticipate entering into an exclusive or long term agreement with any packers.

RAW MATERIALS AND SUPPLIERS

     Based upon our initial investigations, we believe that there are a number of sources available for product ingredients, packaging, and printing for our products. We do not anticipate that it will be necessary to execute any exclusive or long term agreements for such raw material and supplies.

PROMOTION AND ADVERTISING

     We intend to initially rely upon point of purchase promotions, trade magazines, public relations and the internet to promote our products. Point of purchase promotional advertising will constitute the most significant portion of our promotion and advertising activities. This will include sampling programs, displays and brochures which we intend to provide to each retail outlet for our products in an effort to get customers to try our product. We will rely on public relations to trade publications to enhance retailer awareness of our products. Internet will be utilized for consumer awareness and retailer awareness purposes.

TRADEMARKS, PATENTS AND INTELLECTUAL PROPERTY

     We expect to seek trademark protection for our products as soon as each product trademark is selected, as well as our slogan -Try something new on your Barbecue. We will do a search of existing trademarks prior to selecting trademarks for our products. We believe that trademark protection will be important to brand name recognition and distributor and consumer loyalty to our products. We intend to register our important trademarks in the United States. We will use our best efforts to maintain the confidentiality of our product recipes through confidentiality agreements and physical security but do not anticipate that it will be possible to secure patents for our products.

OUR INITIAL PRODUCT

     Our initial product is a yellow mustard based barbecue sauce formulated in the tradition of the classic mustard based barbecue sauce popular in South Carolina. Our sauce is made from all natural ingredients and contains no cholesterol. It can be used on any food grilled on the barbecue grill as well as on the table as a dipping sauce. We licensed the recipe for our initial product from David E. Jordan, a stockholder and promoter of our company.

OUR LICENSE AGREEMENT

     We have an exclusive worldwide license agreement with David E. Jordan, a shareholder and father of our president, allowing us to use a recipe developed by Mr. Jordan for our initial yellow mustard-based barbecue sauce. Under the license agreement, we have the exclusive right to use the recipe related know-how of Mr. Jordan. We issued Mr. Jordan 500,000 shares of our common stock as consideration for the license. We agreed to exercise our best efforts, consistent with good business practice, to undertake and maintain the commercial scale production, marketing and distribution of products embodying the subject matter of the recipe. Mr. Jordan may cancel and terminate the license in the event that we have not introduced a product into the commercial marketplace based on his recipe and recognize revenues of $500,000 from sale of such product by September 30, 2006. We are not required to pay Mr. Jordan any additional fees for use of the recipe. However, in the event we make an outright sale of the license or sub-license of the recipe we shall share in the proceeds equally (50/50 split) with Mr. Jordan.

FUTURE PRODUCTS

     We intend to introduce new products including other unusual barbecue sauce recipes and a smoked salt condiment product which we have already developed. However, there can be no assurance that any future products will be successfully marketed.

GOVERNMENT REGULATION

     The production, distribution and sale of food products are subject to the Federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act and various federal and state statutes regulating the production, sale, safety, advertising, promotion, labeling and ingredients of such products. We intend to comply with all such regulations.

     We cannot predict the impact of possible changes that may be required in response to future legislation, rules or regulations. Food and Drug Administration regulations may, in certain circumstances, affect the ability of the Company, as well as others in the industry, to develop and market new products.

     Although we expect to package our barbecue sauce products in glass bottles, such bottles are not currently required to be in returnable containers in compliance with recycling laws which are applicable to beverage containers. If such recycling laws are extended to our products we may be required to make material expenditures which may have a material adverse effect on our business.

COMPETITION

     The specialty foods business is highly competitive. In the barbecue sauce market we will compete with products sold by established multi-line food companies such as Kraft as well as a large number of smaller suppliers with products appealing to regional and national tastes. Many of these competitors have established channels of distribution of their products, greater financial and other resources than we do. Competition can take many forms, including the product taste and other attributes, pricing of products, discounts and promotions, advertising and payments for access to store shelf space. We believe that we will be able to compete based upon the unusual taste and appearance of our initial product and our distribution and promotion plans designed to engage consumers to try our product.

EMPLOYEES

     As of January 5, 2006, we have no full-time employees. All activities since our organization have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 5% of their business time on the business of the Company. We anticipate that we will begin hiring employees as needed to support our entry into our proposed specialty food business.

FACILITIES

     Our company is currently housed in the home of our president. We do not pay our president for use of such space. We anticipate that we will rent separate office facilities when needed to support the growth of our business. We do not currently anticipate the need for warehouse space for our business. We expect all warehouse and shipping of our products to be conducted by the packing firms engaged to manufacture our products.

ITEM 2.   DESCRIPTION OF PROPERTY.

     Our company is currently housed in the home of our president. We do not pay our president for use of such space. We anticipate that we will rent separate office facilities when needed to support the growth of our business. We do not currently anticipate the need for warehouse space for our business. We expect all warehouse and shipping of our products to be conducted by the packing firms engaged to manufacture our products.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

     There is no established public market for shares of our common stock or preferred stock.

HOLDERS.

     As of January 18, 2006 there were approximately 13 holders of our common stock and 33 holders of our preferred stock.

DIVIDENDS.

     There are no present material restrictions that limit our ability to pay dividends on common stock or preferred stock. The Company has not paid any dividends with respect to its common stock or preferred stock, and does not anticipate payment of dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2005.

     The Company has used its common stock to pay for services rendered to the Company and for acquiring a license to use a barbecue sauce recipe. The following table summarizes information about outstanding equity compensation plans as of December 31, 2005.

                                     Number of                                  Number of securities
                                  securities to be         Weighted-           remaining available for
                                    issued upon        average exercise     future issuance under equity
                                    exercise of            price of             compensation plans
                                    outstanding          outstanding           (excluding securities
                                  options/warrants     options/warrants       reflected in column (a))
Plan Category                            (a)                  (b)                        (c)
-------------                     ----------------     ----------------     ----------------------------
Equity compensation plans
 approved by security holders             0                   $ -                         0

Equity compensation plans not
 approved by security holders             0                   $ -                         0

Total                                     0                   $ -                         0

INDIVIDUAL EQUITY COMPENSATION ARRANGEMENTS NOT APPROVED BY SHAREHOLDERS

     David E. Jordan received 500,000 shares of common stock for licensing a barbecue sauce to us.

     Robert E. Jordan received 122,500 shares of common stock for serving as a director until the next annual meeting of shareholders.

     Francis A. Rebello received 122,500 shares of common stock for serving as a director until the next annual meeting of shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

     The following provides information concerning all sales of our securities which we made in the year ended December 31, 2005 which were not registered under the Securities Act of 1933.

     In the quarter ended March 31, 2005 we sold 900,000 shares of our common stock to the following eight (8) accredited investors for $36,000 ($0.04 per share). No broker dealer was involved in the sale of the shares and no commissions or other remuneration was paid in connection with these sales. The shares were issued in a private placement to accredited investors pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. The shareholders who received the forgoing shares signed a subscription agreement acknowledging that the shares were not registered under the Securities Act of 1933, and could only be sold under a registration or exemption from registration. Each certificate for such shares contains a restrictive legend concerning the foregoing restrictions on transfer and a stop transfer order has been lodged against such shares. Each investor was offered access to our books and records and the opportunity to ask our officers questions and receive answers concerning the terms and condition of the offering and the company.

Stockholder                Shares
-----------                ------
Frank Hawkins              150,000
Wirt Maxey                 150,000
Edward Legere              150,000
Joe Schweiger               75,000
John Goldberg               75,000
C. Michael Janowitz        150,000
Robert K.Whitt              75,000
John Haggiag                75,000

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

     Through February 1, 2006 we sold 3,555 shares of our preferred stock in the offering for an aggregate offering price of $35,550.

     From November 1, 2005 through December 31, 2005 we incurred approximately $0 in expenses related to the issuance and distribution of the shares registered in the offering. None of such payments were direct or indirect payments to our directors, officers, or to persons owning ten (10) percent or more of any class of our equity securities or to affiliates of the issuer; or direct or indirect payments to others. Such proceeds have been added to working capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND FORWARD LOOKING INFORMATION.

FORWARD LOOKING INFORMATION

     The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed financial statements and related notes contained in this annual report on Form 10-KSB ("Form 10-KSB"). All statements other than statements of historical fact included in this Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment You should carefully review the risks described in this Form 10-KSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to its business operations and an understanding of its results of operations. The listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis or plan of operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Financial Statements. The Company's preparation of the financial statements requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

GOODWILL AND LONG-LIVED INTANGIBLE ASSETS.

     The carrying value of goodwill as well as other long-lived intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. There was no impairment loss for the year ending December 31, 2005.

PLAN OF OPERATION.

     Our primary focus over the course of the next 12 months will be to concentrate on introducing our initial product into the commercial marketplace including producing inventory for sale and establishing channels of distribution for the marketing of our products. We expect to introduce a mustard-based yellow barbeque sauce as our first product.

     We were recently formed and all activity to date has been related to our formation of our business, formulation of our business plan and initial start-up operations such as obtaining a recipe for our proposed initial product, investigating sources of supply for product ingredients and packaging, reviewing labeling and other regulatory requirements for our products, investigating potential distribution channels for our products and development of our proposed financing. Our ability to proceed with our plan to enter the commercial marketplace with our initial product depends upon our obtaining adequate financial resources through this offering. As of December 31, 2005, we had not incurred any material costs or expenses other than those associated with the formation of our company and initiation of our public offering.

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

     There can be no assurance that such additional financing will be available, or if available, can be obtained on satisfactory terms. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing stockholders, including the investors in this offering, could be substantially diluted. In the event that we do not have sufficient capital to support our operations we may have to curtain our operations.

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

     We are subject to certain reporting and other compliance requirements of a publicly reporting company. We will be subject to certain costs for such compliance which private companies may not choose to make. We have identified such costs as being primarily for audits, legal advice, filing expenses and shareholder communications and estimate the cost to be approximately $10,000 to $15,000 for the next twelve months. We expect to pay such costs from a combination of cash on hand, the proceeds of our public offering which was commenced on November 4, 2005 and cash generated by product sales.

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

RISK FACTORS

     We are subject to a number of risks, some of which are discussed below. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-KSB, our Quarterly Reports on 10-QSB; and in our other filings with the Securities and Exchange Commission, including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.

BECAUSE WE WERE ORGANIZED IN DECEMBER 2004 AND HAVE NOT CONDUCTED OPERATIONS OF OUR SPECIALTY FOOD BUSINESS BEYOND INITIAL START-UP OPERATIONS, OUR BUSINESS MAY NOT BE SUCCESSFUL.

     Our company was incorporated in December 2004 and has only undertaken activities related to its formation, initial planning of our business and preparing for this offering. We have not begun to offer any products into the marketplace. We have no history of operating such business upon which you can rely in making an investment decision concerning this offering. Investing in a business in the start-up phase is riskier than investing in a business that has already begun selling products and has a history of operations.

OUR INDEPENDENT AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their report on our financial statements. If we are unable to continue as going concern we would experience additional losses from the write-down of assets.

BECAUSE WE MAY NOT BE SUCCESSFUL IN DEVELOPING OUR PROPOSED SPECIALTY FOOD BUSINESS, THIS IS A RISKY INVESTMENT.

     The establishment of any new business is difficult and there can be no assurance that we will be able to enter the commercial marketplace with products or that any products we introduce will be a commercial success.

BECAUSE OUR PRODUCTS MAY NOT BE COMMERCIALLY SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE IN BUSINESS.

     In order to achieve profitable operations we are dependent upon market acceptance of our products, substantial sales and the ability to produce and distribute products at satisfactory cost levels, none of which can be assured. We have not introduced our initial barbecue sauce product into the marketplace.

WE RELY ON A LICENSE FROM OUR CONTROLLING STOCKHOLDER FOR THE RECIPE FOR OUR FIRST PRODUCT. OUR RIGHT TO USE SUCH RECIPE MAY BE TERMINATED UNDER CERTAIN CIRCUMSTANCES AND THIS MAY RESULT IN A CONFLICT OF INTEREST, WHICH COULD BE DETRIMENTAL TO US.

     Under the terms of the license of the recipe for our proposed first product, the Licensor may cancel and terminate our use of the recipe in the event we have not introduced a product into the commercial marketplace based on the recipe and recognized revenues of $500,000 from such product by September 30, 2006. In the event we make an outright sale of the license or sub-license of the recipe we are required to share in the proceeds equally (50/50 split) with Mr. Jordan. Although we believe all transactions between Southern Sauce Company, Inc. and Mr. Jordan have been and will be fair, the terms of the license agreement may cause our business to be adversely affected.

     For example,

     Mr. Jordan could exercise his control to put himself in a position to terminate the license and obtain the rights to the recipe or influence the terms of an acquisition of the company to obtain a 50% share of the proceeds.

WE NEED ADDITIONAL CAPITAL TO ENABLE US TO INTRODUCE OUR FIRST PRODUCT INTO THE MARKETPLACE, WHICH MEANS WE MAY NOT BE ABLE TO CONTINUE OPERATING OUR BUSINESS.

     Management believes that we will require a minimum of $50,000 of available capital to enter the marketplace with our initial product. If such capital does not become available we will continue development stage operations from available cash on hand. We have no current arrangements with respect to, or sources of any additional capital, and there can be no assurance that such additional capital will be available to us when needed. If we are unable to obtain additional capital this would have a material adverse effect on us and would cause us to be unable to enter the marketplace with our first product. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing stockholders, including the investors in this offering, could be substantially diluted. In the event that we do not have sufficient capital to support our operations we may have to curtain our operations.

OUR OFFICERS AND DIRECTORS HAVE NO EXPERIENCE IN THE SPECIALTY FOOD BUSINESS OR MANAGING PUBLIC COMPANIES, MAKING IT LESS LIKELY THAT OUR BUSINESS WILL BE SUCCESSFUL.

     None of our officers and directors has any background or experience in the specialty food business or managing public companies. Investing in a business which is run by persons who have no experience in the industry in which it will operate is riskier than investing in a business that has a management team with experience in its industry. Investing in a public company which is run by persons who have no experience in operating public companies is riskier than investing in a business that has a management team with experience in the operation of public companies.

WE HAVE NO FULL TIME EMPLOYEES AND OUR OFFICERS ONLY WORK FOR US ON AN "AS NEEDED" BASIS, WHICH MEANS OUR MANAGEMENT MAY BE INADEQUATE TO OPERATE OUR BUSINESS.

     We do not currently employ any full-time employees. All of our activities to date have been undertaken by our officers who only devote approximately 5% of their time to operating our business as needed. We cannot assure you that our management will be able to devote sufficient time to our business in the future or that we will be able to hire employees when needed to support our entry into the specialty food business.

LIQUIDITY AND CAPITAL RESOURCES

     During the twelve months ended December 31, 2005, working capital increased $21,068 to $26,068 from $5,000. The primary reasons for the increase is an increase in cash of $21,742,offset by increase in accounts payable of $674. During this same period, stockholders' equity increased $20,754 to $27,324 from $6,570. The increase in stockholders' equity is primarily due to the common stock issued for cash of $36,000 and preferred stock issued for cash of $32,550 offset by the net loss for the year of ($47,796).

     There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS


                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm...............        15

Financial Statements:

     Balance Sheet as of December 31, 2005............................        16

     Statements of Operations for the year ended December 31, 2005, for the period from December 1, 2004 (inception) through
     December 31, 2004, and for the period from December 1, 2004
     (inception) through December 31, 2005............................        17

     Statement of Stockholders' equity for the year ended
     December 31, 2005................................................        18

     Statements of Cash Flows for the year ended December 31, 2005, for the period from December 1, 2004 (inception) through
     December 31, 2004, and for the period from December 1, 2004
     (inception) through December 31, 2005............................        19


Notes to Financial Statements.........................................   20 - 25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern Sauce, Inc
Morriston, Florida

We have audited the accompanying balance sheet of Southern Sauce, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the period ended December 1, 2004 (inception) to December 31, 2004, and, the period from December 1, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Sauce, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, the period ended December 1, 2004 (inception) to December 31, 2004, and, the period from December 1, 2004 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a stockholder's deficit of $51,809 at December 31, 2005, and had net a loss and cash used in operations of $47,796 and $46,808, respectively, in 2005. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/Sherb & Co., LLP
                                       Certified Public Accountants

Boca Raton, Florida
January 30, 2006

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2005
================================================================================


                                     ASSETS
                                     ------

                                December 31, 2005

Current assets:
  Cash .............................................................   $ 26,742
                                                                       --------
  Total current assets .............................................     26,742

  License, net .....................................................      1,256
                                                                       --------
     Total assets ..................................................   $ 27,998
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts Payable .................................................   $    674
                                                                       --------
  Total current liabilities ........................................        674

Commitments and Contingencies

Stockholders' equity:
  Series A Convertible Preferred stock, 15,000,000 authorized;
   par value $.001; 3,255 issued and outstanding ...................          3

  Common stock, 100,000,000 authorized, $.001 par value;
   2,500,000 issued and outstanding ................................      2,500
  Additional paid in capital .......................................     76,630
  Deficit accumulated during the development stage .................    (51,809)
                                                                       --------

     Total stockholders' equity ....................................     27,324
                                                                       --------

     Total liabilities and stockholders' equity ....................   $ 27,998
                                                                       ========

                 See accompanying notes to financial statements

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005, FOR THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2004, AND THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2005
========================================================================================================

                                                                 DECEMBER 1, 2004      DECEMBER 1, 2004
                                                                    (INCEPTION)           (INCEPTION)
                                                  YEAR ENDED          THROUGH              THROUGH
                                                     2005        DECEMBER 31, 2004     DECEMBER 31, 2005
                                                 -----------     -----------------     -----------------
Revenue ....................................     $         -        $         -           $         -

Selling, general and administrative expenses          47,830              4,013           $    51,843
                                                 -----------        -----------           -----------

Loss from operations .......................         (47,830)            (4,013)          $   (51,843)
                                                 -----------        -----------           -----------
Interest income ............................              34                  -                    34
Provision (benefit) for income taxes .......               -                  -                     -
                                                 -----------        -----------           -----------

Net loss ...................................     $   (47,796)       $    (4,013)          $   (51,809)
                                                 ===========        ===========           ===========

Basic and diluted loss per common share ....           (0.02)             (0.00)                (0.02)
                                                 ===========        ===========           ===========

Basic and diluted weighted average common
  shares outstanding during the period .....       2,342,192          1,125,806             2,285,823
                                                 ===========        ===========           ===========


                              See accompanying notes to financial statements

                                                     17

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
========================================================================================================

                                                                                   Deficit
                                                                                 Accumulated
                                                                    Additional   during the
                           Common       Par     Preferred    Par     Paid in     Development
                           Stock       Value      Stock     Value    Capital        Stage        Total
                          ---------    ------   ---------   -----   ----------   -----------   --------
Balance,
December 1, 2004
(Inception) ...........           -    $    0         -      $ -     $     -      $      -     $      -

Common Stock
issued for cash .......     610,000       610         -        -       4,390             -        5,000

Common Stock
issued for license ....     500,000       500         -        -       1,070             -        1,570

Common Stock
issued for services ...     490,000       490         -        -       3,523             -        4,013

Net (loss),
December 31, 2004 .....           -         -         -        -           -        (4,013)      (4,013)
                          ---------    ------     -----      ---     -------      --------     --------
Balance,
December 31, 2004 .....   1,600,000    $1,600         -        -     $ 8,983      $ (4,013)    $  6,570

Common Stock
issued for cash .......     900,000       900         -        -      35,100             -       36,000

Preferred Stock
issued for cash .......           -         -     3,255        3      32,547             -       32,550

Net (loss),
December 31, 2005 .....           -         -         -        -           -       (47,796)     (47,796)
                          ---------    ------     -----      ---     -------      --------     --------
Balance,
December 31, 2005 .....   2,500,000    $2,500     3,255      $ 3     $76,630      $(51,809)    $ 27,324
                          =========    ======     =====      ===     =======      ========     ========

                              See accompanying notes to financial statements

                                                     18

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
========================================================================================================

                                                                     PERIOD FROM          PERIOD FROM
                                                                  DECEMBER 1, 2004     DECEMBER 1, 2004
                                                                     (INCEPTION)          (INCEPTION)
                                                YEAR ENDED             THROUGH              THROUGH
                                            DECEMBER 31, 2005     DECEMBER 31, 2004    DECEMBER 31, 2005
                                           -------------------    -----------------    -----------------
Cash flows from operating activities:
  Net loss ................................     $(47,796)           $ (4,013)              $(51,809)
  Amortization expense ....................          314                   -                    314
  Issuance of common stock for services ...            -               4,013                  4,013
  Accounts payable.........................          674                   -                    674
                                                --------            --------               --------
Net cash used in operating activities .....      (46,808)                  -                (46,808)
                                                --------            --------               --------

Cash flows from investing activities ......            -                   -                      -

Cash flows from financing activities:
  Common stock issued for cash ............       36,000               5,000                 41,000
  Preferred stock issued for cash..........       32,550                   -                 32,550
                                                --------            --------               --------
Net cash provided by financing activities .       68,550               5,000                 73,550
                                                --------            --------               --------

Net increase in cash ......................       21,742               5,000                 26,742
                                                --------            --------               --------

Cash at beginning of period ...............        5,000                   -                      -
                                                --------            --------               --------

Cash at end of period .....................     $ 26,742            $  5,000               $ 26,742
                                                ========            ========               ========
Supplementary information:
--------------------------
  Cash paid for:
    Interest ..............................     $      -            $      -               $      -
                                                ========            ========               ========
    Income taxes ..........................     $      -            $      -               $      -
                                                ========            ========               ========

Non cash transactions affecting financing
  and investing activities:
    Issuance of common stock for license ..     $      -            $  1,570               $  1,570
                                                ========            ========               ========


                              See accompanying notes to financial statements

                                                     19

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

REVENUE RECOGNITION

The Company will recognize revenue when:

     o Persuasive evidence of an arrangement exists;

     o Shipment has occurred;

     o Price is fixed or determinable; and

     o Collectability is reasonably assured

The Company will closely follow the provisions of Staff Accounting Bulletin No. 104 as described above. For the years ended December 31, 2005 and 2004 and for the period from December 1, 2004 (inception) to December 31, 2005, the Company has recognized no revenues.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


EARNINGS (LOSS) PER SHARE

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

INTANGIBLE ASSETS

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the years ended December 31, 2005 and 2004 was $314 and $0 respectively.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the year ending December 31, 2005.

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

During the year ended December 31, 2004, the Company issued 490,000 shares of common stock for services rendered at a value of $4,013. The Company issued 122,500 shares each of these shares to two members of the board of directors for their service as directors of the Company valued at $1,003 each , and 122,500 shares to the Company's attorney for legal services valued at $1,003.

During the year ended December 31, 2005, the Company issued 900,000 shares of common stock at $.04 per share, for a total of $36,000.

During the year ended December 31, 2005, the Company issued 3,255 shares of Series A convertible preferred stock at $10.00 per share, for a total of $32,550.

Subsequent to year end, the Company issued 300 shares of Series A convertible preferred stock at $10.00 per share, for a total of $3,000. The Company also issued 25,000 shares of common stock each to Messrs. Kumar, Rowley and Bova in consideration of their serving as directors of the Company valued at $2,500 , the FMV at the date of issuance.

NOTE 4 - INCOME TAXES
---------------------

As of December 31, 2005 the Company had unused net operating loss carry forward of approximately $52,000 available for use on its future corporate tax returns.

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period ended December 31, 2005 totaling $51,809. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


The provision for income taxes for the years ended December 31, consists of the following components:

                                                            2005         2004
                                                            ----         ----
Continuing operations
   Federal:
      Current ........................................    $      -     $      -
      Deferred .......................................           -            -
                                                          --------     --------
                                                          $      -     $      -
                                                          ========     ========


Reconciliation of the Federal Statutory Income Tax rate to the Company's effective income tax rate is as follows:

                                                            2005         2004
                                                            ----         ----

Computed at the Statutary rates (34%) ................    $(16,262)    $      -
Non deductible expenses ..............................         246            -
State income taxes (net of federal tax benefit) ......      (1,710)           -
Change in valuation Allowance ........................      17,726            -
                                                          --------     --------
Tax provision (benefit) ..............................    $      -      $     -
                                                          ========     ========


The significant temporary differences that give rise to a deferred tax asset as of December 31, 2005 and 2004 are as follows:

                                                            2005         2004
                                                            ----         ----
Deferred tax asset:
NOL Carryforward .....................................    $ 17,726     $      -
                                                          --------     --------
   Total deferred tax asset ..........................      17,726            -
      Less valuation allowance .......................     (17,726)           -
                                                          --------     --------
   Net deferred tax asset ............................    $      -     $      -
                                                          ========     ========

The net change in the total valuation allowance for the year ended December 31, 2005 was an increase of $17,726.

Net operating loss carry forward expires between 2024 and 2025. The utilization of the above loss carry forwards , for federal income tax purposes may be subject to limitations resulting from changes in ownership.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDER LOAN
-------------------------

On March 31, 2005, $920 was paid for Company expenses by one of the stockholders. The amount is non-interest bearing, unsecured and due within 12 months. In the month of April 2005, the Company repaid this balance owed to the shareholder.

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

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations

NOTE 7 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005 and 2004, the Company had no amounts in excess of FDIC insured limit.

NOTE 8 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the periods ended December 31, 2005 and 2004, the Company reported a net loss, therefore no common shares equivalent were included in diluted net loss per common share because the affect would be anti-dilutive.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


The following reconciles amounts reported in the financial statements:

                                                               December 11, 2004     December1, 2004
                                           Year ended          (Inception) through   (Inception) through
                                           December 31, 2005   December 31, 2004     December 31, 2005
                                           -----------------   -------------------   -------------------
Net loss                                      $ (47,796)           $  (4,013)            $ (51,809)
                                              =========            =========             =========

Denominator for basic loss per share -
Weighted average shares ...................   2,342,192            1,125,806             2,285,823

Denominator for diluted loss per share -
Basic and diluted loss per common share ...   $    (.02)           $    (.00)            $    (.02)
                                              =========            =========             =========

NOTE 9 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company has a net loss of $47,796 and net cash used in operations of $46,808, and a deficit accumulated during the development stage of $51,809. At December 31, 2005, the Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until licensing or sales of pharmaceuticals products commence, the Company is highly dependent upon debt and equity funding , should continuing debt and equity funding requirements not be met the Company's operations may cease to exist.

NOTE 10 - LICENSE AGREEMENT
---------------------------

On December 1, 2004, the Company entered into a license agreement for the exclusive worldwide license of the recipe for its initial product. The license will be amortized over five years using the straight line method. The licensor may cancel and terminate the license in the event the Company has not introduced one or more products into the commercial market place based on the recipe and recognized revenue of $500,000 from sales of the product by September 30, 2006.

The estimated amortization expense over the next five years is as follows:

                             YEAR ENDING DECEMBER 31
                             -----------------------

                             2006             $  314
                             2007                314
                             2008                314
                             2009                314
                                              ------
                                              $1,256

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

The Company's initial public offering was commenced on November 4, 2005, As of February 10, 2006 the Company has sold an additional 300 shares of Series A Convertible Preferred Stock for the aggregate price of $3,000. The Company also issued 25,000 shares of common stock each to Messrs. Kumar, Rowley and Bova in consideration of their serving as directors of the Company valued at $2,500 , the FMV at the date of issuance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) On November 16, 2005, Southern Sauce Company, Inc. (the "Company") dismissed Daszkal Bolton LLP as the Company's independent registered public accounting firm. The decision to change the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

     (b) During the fiscal year ended December 31, 2004 and the interim period through November 16, 2005, there were no disagreements with Daszkal Bolton LLP on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure, which disagreements, if not resolved to the satisfaction of Daszkal Bolton LLP, would have caused Daszkal Bolton LLP to make reference thereto in its reports on the financial statements for such years.

     (c) During the fiscal year ended December 31, 2004 and the interim period through November 16, 2005, there were no reportable events.

     (d) The report of Daszkal Bolton LLP on the Company's financial statements as of and for the fiscal year ended December 31, 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, other than uncertainty as to the Company's ability to continue as a going concern.

     (e) We have requested that Daszkal Bolton LLP furnish a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether Daszkal Bolton LLP agrees with the above statements made by us. A copy of this letter addressed to the Securities and Exchange Commission, dated November 21, 2005, is filed as Exhibit 16 to our Current Report on Form 8-K filed November 22, 2005.

     (f) On November 21, 2005, the Company engaged Sherb & Co., LLP, as its new independent registered public accounting firm. The Company has not consulted with Sherb & Co., LLP during the fiscal year ended December 31, 2004 and through November 16, 2005, on either the application of accounting principles or type of opinion Sherb & Co., LLP might issue on the Company's financial statements.

ITEM 8A.  CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of our management's evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are:

     Name                   Age     Position
     ----                   ---     --------

     Robert E. Jordan       50      President, Chief Executive Officer, director

     Francis A. Rebello     55      Treasurer, Secretary, director

     Anand Kumar            61      Director

     Todd W. Rowley         47      Director

     Bob Bova               46      Director

     ROBERT E. JORDAN has been our President, Chief Executive Officer and a director since December 2004. Mr. Jordan has been retired from practicing law for over five years. He is a member of the Florida Bar. In 1999 Mr. Jordan filed for personal bankruptcy under Chapter 13 due to his inability to meet his financial obligations due to an illness. He was discharged from bankruptcy in January 2004.

     FRANCIS A. REBELLO has been our Treasurer, Secretary and a director since December 2004. Mr. Rebello has been a project manager for the Satilla Regional Cancer Treatment Center, Waycross, Georgia since November 2002. From November 1984 to January 2002 Mr. Rebello was employed by American Express Company as an instructional designer. Mr. Rebello attended school between January 2002 and November 2002.

     ANAND KUMAR was elected as a director in February 2006. He has been Executive Vice President of Ariel Way, Inc. since February 2, 2005 and was a director and Executive Vice President of an Ariel Way predecessor since August 10, 2004. During Mr. Kumar's professional career, spanning almost 35 years, he founded and operated a number of companies including the founding in 1992 of an international consulting company, Communications Strategies Group, advising foreign telecommunications administrations such as among others Iceland Telecom, Andorra Telecom, Cyprus Telecom, Bangladesh Telecom Board and U.S. domestic carriers including Cable & Wireless, Comsat RSI, AT&T, Sprint, MCI, Startec Global Communications and various others. During this period Mr. Kumar also helped build a European based telecommunications carrier, Esprit Telecom, later acquired by Global TeleSystems, and an international satellite teleport, Satellite Media Services, operating in the U.K. Prior to 2000 Mr. Kumar in January 1999, Mr. Kumar established Global TeleSolutions, Inc. for the origination and termination of multiple types of international telephony and data traffic. Prior to this, Mr. Kumar co-founded and participated in building the international operating locations for an international telecommunications carrier, Facilicom International, Inc. in Washington, D.C. In addition to establishing multiple gateway telecommunications switch locations and offices in more than 12 foreign locations, Mr. Kumar was also part of the raising of $300 million in high-yield debt financing. In 1986, Mr. Kumar co-founded and served as the President until 1992 of Washington International Teleport, WIT, an international satellite teleport in Alexandria, Virginia. WIT evolved to operate 30 large satellite antennas for multiple satellites for a diverse group of customers from MCI to CNN. It was built to offer both back haul services on optical fiber and microwave connections and diverse types of satellite based services for full time and ad-hoc users. Previous to these activities Mr. Kumar was also for a number of years in various managerial capacities within the Bell operating company environment, such as Bell Canada, Bell Northern Research, and AT&T. Mr. Kumar is trained as an Electrical Engineer both at the undergraduate and graduate levels in the U.S. and was a doctorate candidate in communications studying under the guidance of professors from MIT.

     TODD W. ROWLEY was elected as a director in 2006. Mr. Rowley has worked for the Wachovia Corporation since 1987 having begun his career at First Virginia Bank in 1980. His most recent role is as a Senior Vice President and Senior Relationship Manager in the Metropolitan Washington region's Commercial Banking Division. Prior to that, Mr. Rowley served as a Portfolio Partner in First Union's Strategic Ventures Group that was responsible for the overall management of the institution's strategic investment portfolio; the Wachovia Corporation has since acquired First Union Bank. Mr. Rowley has earned national recognition for his work in support of small and minority businesses and regional economic development, by having been named the U.S. Small Business Administration's Financial Services Advocate of the Year for both 1993 and 1996. He was also recognized by Fairfax County, Northern VA, as its Small Business Advocate of the Year in 1992 and 1995. His financial support of small businesses that seek to complete exporting transactions has also earned him Preferred and Level A lending status from the Export-Import Bank of the United States. This designation is awarded to less than 0.1 percent of all U.S. export lenders. A native of southeastern Michigan, Mr. Rowley has lived and worked in the Metropolitan Washington, D.C. region for over 22 years. He holds a bachelors degree in business administration and speech communications from Adrian College, a graduate degree in banking finance from the Stonier Graduate School of Banking at the University of Delaware and a Master of Business Administration degree with honors from Virginia Polytechnic Institute's R.B. Pamplin College of Business. Mr. Rowley serves on the advisory boards of Virginia Polytechnic Institute, "Virginia Tech", George Mason University, and the Metropolitan Washington Regional Information/High Technology Project. Mr. Rowley also serves on the board of directors for the Northern Virginia Technology Council, the National Association of Workforce Boards, the Boy Scouts of America, the Northern Virginia Workforce Investment Board, Leadership Fairfax Inc., REGION, the Metropolitan Washington Alzheimer's Association, the National Kidney Foundation - Capital Area, the Northern Virginia Community College Education Foundation, and the Fairfax County Superintendent's Advisory Board; and is an active member of Leadership Charlotte.

     BOB BOVA was elected as a director in February 2006. Mr. Bova is President & CEO of Enfotec, Inc. Mr. Bova, who has over 20 years' experience in the Information Technology field, works with the engineering team to provide the open systems vision of Enfotec for the future of securing corporate data. Delivering on introducing new technology to the market, Mr. Bova is recognized in the Venture Capital, Entrepreneurial and Analyst communities in Southern California as a resource for emerging technologies and their companies and helps them evaluate their potential. As a previous Director at U.S. Bank/Oliver Allen Corp., Mr. Bova started the Secure Networking Division and grew it to over $12 million in revenues within two years. He developed a worldwide scope of business and services by partnering with companies such as IBM, Memorex/Telex, HP and others. In 1997, Mr. Bova left U.S. Bank/Oliver Allen Corp. to start the ISG division, SSL Technology, at Rainbow Technologies and grew that from $0 to $37 million in revenues in just under three years. Key development relationships here included Intel, Sun Microsystems, HP, Dell, F5 and Nortel. As the Executive Vice President of Asita Technologies, Mr. Bova was responsible for developing the sales, marketing, administration, support, and finance infrastructures as well as raising $24 million in funding for the organization. In addition to developing and staffing Asita Technologies' worldwide headquarters in Irvine, California, he established the organization in the Pacific Rim, Europe and North America. In the local community of Southern California, Mr. Bova has received special commendation awards from Concept 7 Foster Family Agency, The Red Cloud Indian Society as well as captaining the local Neighborhood Watch organization in partnership with the Irvine Police Department. Mr. Bova holds an MBA in Marketing from National University and an Undergraduate degree from Syracuse University.

     Our directors are elected yearly and hold office until the next annual meeting of shareholders and the election and qualification of their successors.

     Our officers are elected annually by the board of directors and may be replaced or removed by the board at any time. Our directors are elected by our shareholders annually and serve until the election and qualification of their successors or their earlier resignation or removal.

BOARD OF DIRECTOR COMMITTEES

     Our board of directors also serves as our audit committee. We do not have any executive, compensation or any other committee of our board of directors.

DIRECTOR COMPENSATION

     We issued 122,500 shares of our common stock to each of Messrs. Jordan and Robello and 25,000 shares each to Messrs. Kumar, Rowley and Bova in consideration of their serving as directors. We do not have any other arrangements for compensating our directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our management and stockholders were not required to make filings pursuant to Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2005.

CODE OF ETHICS.

     We have adopted a Code of Ethics and have attached a copy as Exhibit 14 to this Annual Report on Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The table below sets forth information relating to the compensation paid by us during the fiscal years ended December 31, 2004 and 2005, our only completed fiscal years since our organization, to our president and Chief Executive Officer. None of our executive officers received executive compensation in such years.

Name and                                                            Other Annual
Principal Position           Year        Salary        Bonus        Compensation
------------------           ----        ------        -----        ------------

Robert E. Jordan             2004         -0-           -0-             -0-
President and CEO            2005         -0-           -0-             -0-

STOCK OPTION PLANS.

     We have not granted any stock options or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT.

     There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with our Company or its subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of February 10, 2006, the beneficial ownership of our 2,930,500 outstanding shares of Common Stock by (1) the only persons who own of record or are known to own beneficially, more than 5% of our Common Stock; (2) each director and executive officer; and (3) all directors and officers as a group.

                                          Shares Beneficially Owned
                                    ------------------------------------
Name                                Common Stock              Percentage
----                                ------------              ----------

Robert E. Jordan                        122,500                  4.2 %
Francis A. Rebello                      122,500                  4.2 %
David E. Jordan                       1,110,000                 37.9 %
Anand Kumar                              25,000                   *
Todd W. Rowley                           25,000                   *
Bob Bova                                 25,000                   *
                                      ---------                 ------
All directors and officers
 as a group 5 persons)                  320,000                 10.9 %
__________
* less than 1%

The address of David E. Jordan is 333 North Ocean Blvd., Deerfield Beach, Florida 33441.

PROMOTERS

     We were founded in December 2004. David E. Jordan and Robert E. Jordan were instrumental in our organization and may be considered promoters of our company. They received no consideration for their services in connection with our organization, but David E. Jordan received 500,000 shares of common stock for licensing a barbecue sauce to us and Robert E. Jordan received 122,500 shares of common stock for serving as a director until the next annual meeting of shareholders. David E. Jordan also purchased 610,000 shares of our common stock for $5,000 in December 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have an exclusive worldwide license agreement with David E. Jordan, a shareholder and father of our president, allowing us to use a recipe developed by Mr. Jordan for our initial yellow, mustard-based barbecue sauce. Under the license agreement, we have the exclusive right to use the recipe related know-how of Mr. Jordan. We issued Mr. Jordan 500,000 shares of our common stock as consideration for the license. We agreed to exercise our best efforts, consistent with good business practice, to undertake and maintain the commercial scale production, marketing and distribution of products embodying the subject matter of the recipe. Mr. Jordan may cancel and terminate the license in the event that we have not introduced a product into the commercial marketplace based on his recipe and recognized revenues of $500,000 from sale of such product by September 30, 2006. We are not required to pay Mr. Jordan any additional fees for use of the recipe. However, in the event we make an outright sale of the license or sub-license of the recipe we shall share in the proceeds equally (50/50 split) with Mr. Jordan.

     Our Board of Directors requires that all related party transactions be reviewed and approved by an independent body of the Board of Directors.

ITEM 13.  EXHIBITS.

NUMBER    DESCRIPTION
------    -----------
3.1       Articles of Incorporation *
3.2       By-laws *
10.1      License Agreement *
14        Code of Ethics
31.1      Rule 13a-14(a)/15d-14a(a) Certification of the Chief Executive Officer
31.2      Rule 13a-14(a)/15d-14a(a) Certification of the Chief Financial Officer
32.1      Section 1350 Certification of the Chief Executive Officer
32.2      Section 1350 Certification of the Chief Financial Officer
__________

* These exhibits were filed under the same exhibit number with our registration statement on Form SB-2 (file no. 333-125268)and are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following is a summary of the fees billed to the Company by Sherb & Co., LLP for services related to the calendar years ended December 31, 2004 and 2005:

Fee Category                            2004               2005
------------                          --------           --------

Audit Fees ...............            $  3,500           $ 21,829
Audit-related fees .......            $      0           $      0
Tax Fees .................            $      0           $      0
All other fees ...........            $      0           $      0
                                      --------           --------
Total fees ...............            $  3,500           $ 21,829

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

     The Audit Committee, comprised of Robert E. Jordan and Francis A. Rebello, has reviewed and discussed with Sherb & Co., LLP the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2005 fiscal year. The Audit Committee has also discussed with Sherb & Co., LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

     The Audit Committee has received and reviewed the written disclosures and the letter from Sherb & Co., LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Sherb & Co., LLP its independence from the Company.

     The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2005 fiscal year for filing with the SEC.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES

     The Audit Committee's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee.

The Audit Committee pre-approved all of fees described above.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHERN SAUCE COMPANY, INC.

                                        By: /s/ Robert E. Jordan
                                            --------------------
                                        Robert E. Jordan
                                        President (principal executive officer)

                                        By: /s/ Francis A. Rebello
                                            ----------------------
                                        Francis A. Rebello
                                        Treasurer (chief accounting officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                              Date
---------                   -----                              ----

/s/ Robert E. Jordan        President                          February 10, 2006
--------------------        (principal executive officer)
Robert E. Jordan            and director


/s/ Francis A. Rebello      Treasurer, Secretary               February 10, 2006
----------------------      (chief accounting officer)
Francis A. Rebello          and director


/s/ Anand Kumar             Director                           February 10, 2006
---------------
Anand Kumar


/s/ Todd W. Rowley          Director                           February 10, 2006
------------------
Todd W. Rowley


/s/ Bob Bova                Director                           February 10, 2006
------------
Bob Bova

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

The Registrant did not send to its security holders an annual report covering its 2005 fiscal year or proxy materials for an annual or other meeting held during its 2005 fiscal year.