Form 10QSB
period 2006-03-31
Southern Sauce Company, Inc.
filed 2006-05-15
CIK 1327364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   YES [X]   NO [ ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [_]   No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,930,500 shares as of May 15, 2006.


Transitional Small Business Disclosure Format   YES [ ]   NO [X]

                           SOUTHERN SAUCE COMPANY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


                                                                            Page
                                                                             No.
                                                                            ----

Part I.  Unaudited Financial Information

Item 1.  Unaudited Balance Sheet as of March 31, 2006 ...................      3

         Unaudited Statements of Operations -
         Three Months Ended March 31, 2006 and 2005, and for the period
         from December 1, 2004 (inception) through March 31, 2006 .......      4

         Statements of Cash Flows -
         Three Months Ended March 31, 2006 and 2005, and for the period
         from December 1, 2004 (inception) through March 31, 2006 .......      5

         Notes to Financial Statements ..................................    6-9


Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations ......................................  10-14

Item 3.  Controls and procedures ........................................     14


Part II. Other Information

Item 2.  Changes in Securities and use of proceeds ......................     15

Item 6.  Exhibits .......................................................     15

                           SOUTHERN SAUCE COMPANY, INC
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                                 MARCH 31, 2006

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................     $ 12,406
  Inventories ....................................................        2,622
                                                                       --------
Total current assets .............................................       15,028

License, net .....................................................        1,178
                                                                       --------
Total assets .....................................................     $ 16,206
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................................     $  1,364
                                                                       --------
Total current liabilities ........................................        1,364

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 15,000,000
    shares; none issued and outstanding ..........................            -

  Common stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding 2,930,500 shares ...............        2,931
  Additional paid-in capital .....................................       86,703
  Deficit accumulated during the development stage ...............      (74,792)
                                                                       --------
Total stockholders' equity .......................................       14,842
                                                                       --------
Total liabilities and stockholders' equity .......................     $ 16,206
                                                                       ========

            See accompanying notes to unaudited financial statements.

                                      SOUTHERN SAUCE COMPANY, INC
                                     (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENTS OF OPERATIONS (UNAUDITED)
                            THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND
                  THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH MARCH 31, 2006

                                                           THREE MONTHS ENDED        DECEMBER 1,  2004
                                                               MARCH 31,            (INCEPTION) THROUGH
                                                          2006             2005        MARCH 31, 2006
                                                      -----------      -----------  -------------------
NET SALES .......................................     $       788      $         -      $       788
Cost of Sales ...................................             742                -              742
                                                      -----------      -----------      -----------
Gross Profits ...................................              46                -               46

COSTS AND EXPENSES:
  Selling, general and administrative expenses ..          23,144            1,345           74,987
                                                      -----------      -----------      -----------
                                                           23,144            1,345           74,987
                                                      -----------      -----------      -----------
Loss from operations ............................         (23,098)          (1,345)         (74,941)

OTHER INCOME (EXPENSE):
  Interest income ...............................             115                -              149
                                                      -----------      -----------      -----------
    Total other income (expense) ................             115                -              149
                                                      -----------      -----------      -----------

LOSS BEFORE INCOME TAXES ........................         (22,983)          (1,345)         (74,792)
INCOME TAXES ....................................               -                -                -
                                                      -----------      -----------      -----------
NET LOSS ........................................     $   (22,983)     $    (1,345)     $   (74,792)
                                                      ===========      ===========      ===========


BASIC AND DILUTED NET LOSS PER SHARE ............     $     (0.01)     $     (0.00)     $     (0.03)
                                                      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED .............................       2,734,383        1,869,167        2,369,061
                                                      ===========      ===========      ===========

                       See accompanying notes to unaudited financial statements.

                                                   4

                                      SOUTHERN SAUCE COMPANY, INC
                                     (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                            THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND
                  THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH MARCH 31, 2006

                                                            THREE MONTHS ENDED       DECEMBER 1,  2004
                                                                 MARCH 31,          (INCEPTION) THROUGH
                                                           2006             2005       MARCH 31, 2006
                                                         --------         --------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ........................................        $(22,983)        $ (1,345)        $(74,792)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization ..................................              79                -              393
  Issuance of common stock for services .........           7,500                -           11,513
  Change in assets and liabilities
     Inventories ................................          (2,622)               -           (2,622)
    Accounts payable ............................             690                -            1,364
                                                         --------         --------         --------
Net cash used in operating activities ...........         (17,336)          (1,345)         (64,144)
                                                         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                         --------         --------         --------
Net cash used in investing activities ...........               -                -                -
                                                         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash ..................               -           36,000           41,000
  Preferred stock issued for cash ...............           3,000                -           35,550
  Increase in stockholder loan ..................               -              920                -
                                                         --------         --------         --------
Net cash provided by  financing activities ......           3,000           36,920           76,550
                                                         --------         --------         --------

NET (DECREASE) INCREASE  IN CASH AND CASH
 EQUIVALENTS ....................................         (14,336)          35,575           12,406
CASH AND CASH EQUIVALENTS, beginning of period ..          26,742            5,000                0
                                                         --------         --------         --------
CASH AND CASH EQUIVALENTS, end of period ........        $ 12,406         $ 40,575         $ 12,406
                                                         ========         ========         ========

Supplementary information:
  Cash paid for :
     Interest ...................................        $      -         $      -         $      -
                                                         ========         ========         ========
     Income taxes ...............................        $      -         $      -         $      -
                                                         ========         ========         ========
Non cash transactions affecting operating,
financing and investing activities;
     Issuance of common stock for license .......        $      -         $      -         $  1,570
                                                         ========         ========         ========

                       See accompanying notes to unaudited financial statements.

                                                   5

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Southern Sauce Company, Inc. was formed to make and sell specialty food products. It is seeking to introduce its first product, a barbecue sauce, into the commercial marketplace.

The Company began commercial sales of its initial product, a barbeque sauce, during the quarter ended March 31, 2006. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

REVENUE RECOGNITION

The Company will recognize revenue when:

      o  Persuasive evidence of an arrangement exists;

      o  Shipment has occurred;

      o  Price is fixed or determinable; and

      o  Collectability is reasonably assured

The Company will closely follow the provisions of Staff Accounting Bulletin No. 104 as described above. For the three months ended March 31, 2006 and 2005 and for the period from December 1, 2004 (inception) to March 31, 2006, the Company has recognized minimal revenues.

INTANGIBLE ASSETS

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the three month periods ended March 31, 2006 and 2005 was $79 and $0 respectively.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the period ending March 31, 2006.

NOTE 3 - EQUITY TRANSACTIONS

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

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

During the year ended December 31, 2005, the Company issued 900,000 shares of common stock at $.04 per share, for a total of $36,000.

During the year ended December 31, 2005, the Company issued 3,255 shares of Series A convertible preferred stock at $10.00 per share, for a total of $32,550.

During the three months ended March 31, 2006, the Company issued 300 shares of Series A convertible preferred stock at $10.00 per share, for a total of $3,000.

During the three months ended March 31, 2006, the Company issued 75,000 shares of common stock for services rendered at a value of $7,500.

During the three months ended March 31, 2006, the holders of 3,555 shares of Series A convertible preferred stock exercised the right to convert such shares into 355,500 shares of common stock. No Series A convertible preferred stock remains outstanding as of March 31, 2006.

NOTE 4 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 1, 2004 (inception) through March 31, 2006 totaling $74,792. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

NOTE 5 - NET LOSS PER SHARE

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the periods ended March 31, 2006 and 2005, the Company reported a net loss, therefore no common shares equivalent were included in diluted net loss per common share because the affect would be anti-dilutive.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following reconciles amounts reported in the financial statements:

                                                                                      December1, 2004
                                                Period ended        Period ended    (Inception) through
                                               March 31, 2006      March 31, 2005      March 31, 2006
                                               --------------      --------------      --------------
Net loss ...............................        $   (22,983)        $    (1,345)        $   (74,792)
                                                ===========         ===========         ===========

Denominator for basic loss per share -
Weighted average shares ................          2,734,383           1,869,167           2,369,061
Denominator for diluted loss per share -

Basic and diluted loss per common share         $      (.01)        $      (.00)        $      (.03)
                                                ===========         ===========         ===========

NOTE 6 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss for the quarter ended March 31, 2006 of $22,983 and net cash used in operations of $17,336, and a deficit accumulated from inception to March 31, 2006 of $74,792. At March 31, 2006, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate an internal cash flow, and until licensing or sales of products commence, the Company is highly dependent upon debt and equity funding , should continuing debt and equity funding requirements not be met the Company's operations may cease to exist.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING INFORMATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed financial statements and related notes contained in this quarterly report on Form 10-QSB ("Form 10-QSB"). All statements other than statements of historical fact included in this Form 10-QSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment You should carefully review the risks described in this Form 10-QSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

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

GOODWILL AND LONG-LIVED INTANGIBLE ASSETS. The carrying value of goodwill as well as other long-lived intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. There was no impairment loss for the quarter ending March 31, 2006.

PLAN OF OPERATION.

         Our primary focus over the course of the next 12 months will be to concentrate on achieving additional sales and distribution of our initial product, a mustard-based yellow barbeque sauce, which was introduced into the commercial marketplace in the quarter ended March 31, 2006. Sales to date have been directly to retail markets. We will seek a wholesaler to carry the product in order to obtain wider distribution than can be achieved through direct solicitation.

         We anticipate that sales of our initial product will generate sufficient cash flow to support our operations for the next twelve months. However, this is based on our assumption of achieving significant sales of our product and there can be no assurance that such sales levels will be achieved. Therefore, we may require additional financing through factoring of accounts receivable, loans and other arrangements, including the sale of additional common stock or preferred stock.

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

         If we are successful in achieving a substantial sales volume for our initial product we may need to engage other employees and service organizations to provide needed services as the need for them arise. These could include services such as computer systems, sales, marketing, advertising, public relations, cash management, collections, accounting, and administration.

         We are subject to certain reporting and other compliance requirements of a publicly reporting company. We will be subject to certain costs for such compliance which private companies may not choose to make. We have identified such costs as being primarily for audits, legal advice, filing expenses and shareholder communications and estimate the cost to be approximately $20,000 to $25,000 for the next twelve months.

         We will seek to control the operating and general and administrative expenses of our operations to be within the cash available. If our initial sales results indicate that our business can establish and fulfill a demand for our initial product on a basis which will lead to establishment of a profitable business we may seek additional sources of cash to grow the business. We do not currently have any commitments for the sale of our proposed products or for additional financing.

RISK FACTORS

         We are subject to a number of risks, some of which are discussed below. Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-QSB, our Annual Reports on 10-KSB; and in our other filings with the Securities and Exchange Commission, including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.

BECAUSE WE ONLY RECENTLY BEGAN COMMERCIAL SALES OF OUR INITIAL PRODUCT, OUR BUSINESS MAY NOT BE SUCCESSFUL.

         Our company was incorporated in December 2004 and we began commercial sales of our initial product during the quarter ended March 31, 2006. We do not have sufficient experience to judge the commercial acceptance of our initial product. Investing in a business in the start-up phase is riskier than investing in a business that has already begun selling products and has a history of operations.

OUR INDEPENDENT AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their reports on our financial statements for the years ended December 31, 2005 and 2004. If we are unable to continue as going concern we would experience additional losses from the write-down of assets.

BECAUSE WE MAY NOT BE SUCCESSFUL IN DEVELOPING OUR PROPOSED SPECIALTY FOOD BUSINESS, THIS IS A RISKY INVESTMENT.

         The establishment of any new business is difficult and there can be no assurance that the products we introduce will be a commercial success.

BECAUSE OUR PRODUCTS MAY NOT BE COMMERCIALLY SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE IN BUSINESS.

         In order to achieve profitable operations we are dependent upon market acceptance of our products, substantial sales and the ability to produce and distribute products at satisfactory cost levels, none of which can be assured. We have recently introduced our initial barbecue sauce product into the marketplace and have not achieved sufficient sales to achieve profitable operations.

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

WE MAY NEED ADDITIONAL CAPITAL TO ENABLE US TO INTRODUCE OUR FIRST PRODUCT INTO THE MARKETPLACE, WHICH MEANS WE MAY NOT BE ABLE TO CONTINUE OPERATING OUR BUSINESS.

         We have no current arrangements with respect to, or sources of any additional capital, and there can be no assurance that such additional capital will be available to us when needed. If we are unable to obtain additional capital this would have a material adverse effect on us and would cause us to be unable to continue the sales of our first product. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing stockholders, including the investors in this offering, could be substantially diluted. In the event that we do not have sufficient capital to support our operations we may have to curtain our operations.

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

         We do not currently employ any full-time employees. All of our activities to date have been undertaken by our officers who only devote approximately 10% of their time to operating our business as needed. We cannot assure you that our management will be able to devote sufficient time to our business in the future or that we will be able to hire employees when needed to support our specialty food business.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2006, working capital decreased $12,404 to $13,664 from $26,068. The primary reasons for the decrease is a decrease in cash of $14,336, offset by increase in accounts payable of $690 and inventories of $2,622. During this same period, stockholders' equity decreased $12,482 to $14,842 from $27,324. The decrease in stockholders' equity is primarily due to the common stock issued for services of $7,500 and preferred stock issued for cash of $3,000 offset by the net loss for the year of ($22,983).

         There are no assurances that the Company will be successful in achieving profitable operations or continue as a going concern.

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

         Our Registration Statement on Form SB-2 (Commission File No. 333-125268) became effective on November 1, 2005. We registered 50,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $500,000 and also registered the shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock. The offering was commenced on November 4, 2005 and terminated on March 17, 2006. The offering is being made directly by us and is not being underwritten. The Company has sold 3,550 shares of Series A Convertible Preferred Stock under the offering and received net proceeds of $35,550 which were used as follows:

         Transfer agent expenses      $ 1,000
         Working capital              $34,550

         No such payments were made to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

ITEM 6. EXHIBITS

         The following exhibits are furnished with this report:

         31.1     Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act.

         31.2     Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act.

         32.1     Certification of Principal Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act

         32.1     Certification of Principal Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHERN SAUCE COMPANY,  INC.


May 15, 2006                            By: s/ Robert I. Jordan
                                            -------------------
                                            Robert Jordan, President
                                            (principal executive officer)


May 15, 2006                            By: s/ Francis A. Rebello
                                            ---------------------
                                            Francis A. Rebello, Treasurer
                                            (principal accounting officer)