Form 10QSB
period 2006-06-30
Southern Sauce Company, Inc.
filed 2006-08-07
CIK 1327364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,930,500 shares as of July 31, 2006.

Transitional Small Business Disclosure Format  YES [_]  NO [X]

                           SOUTHERN SAUCE COMPANY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


                                                                            Page
                                                                             No.
                                                                            ----

Part I.  Unaudited Financial Information

Item 1.  Unaudited Balance Sheet as of June 30, 2006 ....................      3

         Unaudited Statements of Operations -
         Three and Six Months Ended June 30, 2006 and 2005, and for the
         period from December 1, 2004 (inception) through June 30, 2006 .      4

         Statements of Cash Flows -
         Six  Months Ended June 30, 2006 and 2005, and for the period
         from December 1, 2004 (inception) through June 30, 2006 ........      5

         Notes to Financial Statements ..................................    6-9

Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations ......................................  10-14

Item 3.  Controls and procedures ........................................     14


Part II. Other Information

Item 2.  Changes in Securities and use of proceeds ......................     15

Item 6.  Exhibits .......................................................     15

                           SOUTHERN SAUCE COMPANY, INC
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                                  JUNE 30, 2006

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ........................................   $  6,009
  Accounts receivable ..............................................         18
  Inventories ......................................................      2,652
                                                                       --------
Total current assets ...............................................      8,679

License, net .......................................................      1,099
                                                                       --------
Total assets .......................................................   $  9,778
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .................................................   $  7,382
                                                                       --------
Total current liabilities ..........................................      7,382

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 15,000,000 shares;
    none issued and outstanding ....................................          -
  Common stock, $.001 par value; authorized 100,000,000 shares;
    issued and outstanding 2,930,500 shares ........................      2,931
  Additional paid-in capital .......................................     86,703
  Deficit accumulated during the development stage .................    (87,238)
                                                                       --------
Total stockholders' equity .........................................      2,396
                                                                       --------
Total liabilities and stockholders' equity .........................   $  9,778
                                                                       ========

            See accompanying notes to unaudited financial statements.

                                            SOUTHERN SAUCE COMPANY, INC
                                           (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENTS OF OPERATIONS (UNAUDITED)
                              THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND
                        THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH JUNE 30, 2006
                                          THREE MONTHS ENDED           SIX MONTHS ENDED         DECEMBER 1, 2004
                                               JUNE 30,                    JUNE 30,           (INCEPTION) THROUGH
                                          2006          2005          2006          2005          JUNE 30, 2006
                                      -----------   -----------   -----------   -----------   -------------------
Net Sales ..........................  $     1,679   $         -   $     2,467   $         -       $     2,467
Cost of Sales ......................        1,074             -         1,816             -             1,816
                                      -----------   -----------   -----------   -----------       -----------
Gross Profit .......................          605             -           651             -               651

COSTS AND EXPENSES:
  Selling, general and
   administrative expenses .........       13,057        22,573        36,201        23,918            88,044
                                      -----------   -----------   -----------   -----------       -----------
                                           13,057        22,573        36,201        23,918            88,044
                                      -----------   -----------   -----------   -----------       -----------
Loss from operations ...............      (12,452)      (22,573)      (35,550)      (23,918)          (87,393)

OTHER INCOME (EXPENSE):
  Interest income ..................            6             -           121             -               155
                                      -----------   -----------   -----------   -----------       -----------
    Total other income (expense) ...            6             -           121             -               155
                                      -----------   -----------   -----------   -----------       -----------

LOSS BEFORE INCOME TAXES ...........      (12,446)      (22,573)      (35,429)      (23,918)          (87,238)
INCOME TAXES .......................            -             -             -             -                 -
                                      -----------   -----------   -----------   -----------       -----------
NET LOSS ...........................  $   (12,446)  $   (22,573)  $   (35,429)  $   (23,918)      $   (87,238)
                                      ===========   ===========   ===========   ===========       ===========


BASIC AND DILUTED NET LOSS PER SHARE  $     (0.00)  $     (0.01)  $     (0.01)  $     (0.01)      $     (0.04)
                                      ===========   ===========   ===========   ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ................    2,930,500     2,500,000     2,832,983     2,189,583         2,457,760
                                      ===========   ===========   ===========   ===========       ===========

                             See accompanying notes to unaudited financial statements.

                                                         4

                                            SOUTHERN SAUCE COMPANY, INC
                                           (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND
                        THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH JUNE 30, 2006
                                                                       SIX MONTHS ENDED         DECEMBER 1, 2004
                                                                           JUNE 30,           (INCEPTION) THROUGH
                                                                    2006             2005         JUNE 30, 2006
                                                                  --------         --------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...............................................          $(35,429)        $(23,918)       $(87,238)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization .........................................               157              157             472
  Issuance of common stock for services ................             7,500                -          11,513
  Change in assets and liabilities
    Accounts receivable ................................               (18)               -             (18)
    Inventories ........................................            (2,652)               -          (2,652)
    Accounts payable ...................................             6,709                -           7,382
                                                                  --------         --------        --------
Net cash used in operating activities ..................           (23,733)         (23,761)        (70,541)
                                                                  --------         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities ..................                 -                -               -
                                                                  --------         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash .........................                 -           36,000          41,000
  Preferred stock issued for cash ......................             3,000                -          35,550
                                                                  --------         --------        --------
Net cash provided by  financing activities .............             3,000           36,000          76,550
                                                                  --------         --------        --------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS ..           (20,733)          12,239           6,009
CASH AND CASH EQUIVALENTS, beginning of period .........            26,742            5,000               -
                                                                  --------         --------        --------
CASH AND CASH EQUIVALENTS, end of period ...............          $  6,009         $ 17,239        $  6,009
                                                                  ========         ========        ========

Supplementary information:
  Cash paid for:
    Interest ...........................................          $      -         $      -        $      -
                                                                  ========         ========        ========
    Income taxes .......................................          $      -         $      -        $      -
                                                                  ========         ========        ========

Non cash transactions affecting operating,
 financing and investing activities;
    Issuance of common stock for license ...............          $      -         $      -        $  1,570
                                                                  ========         ========        ========

                             See accompanying notes to unaudited financial statements.

                                                         5

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK
-----------------------------------------------------------

Southern Sauce Company, Inc. was formed to make and sell specialty food products. It is seeking to introduce its first product, a barbecue sauce, into the commercial marketplace.

The Company began commercial sales of its initial product, a barbeque sauce, during the six month period ended June 30, 2006. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

USE OF ESTIMATES

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, components and raw materials.

REVENUE RECOGNITION
-------------------

The Company recognizes revenue when:

   o  Persuasive evidence of an arrangement exists;

   o  Shipment has occurred;

   o  Price is fixed or determinable; and

   o  Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and six months ended June 30, 2006 and 2005 and for the period from December 1, 2004 (inception) to June 30, 2006, the Company has recognized minimal revenues.

INTANGIBLE ASSETS
-----------------

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the three month periods ended June 30, 2006 and 2005 was $79 and $157 respectively. The amortization expense for the six month periods ended June 30, 2006 and 2005 was $157 and $157 respectively

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the period ending June 30, 2006.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2006, the holders of 3,555 shares of Series A convertible preferred stock exercised the right to convert such shares into 355,500 shares of common stock. No Series A convertible preferred stock remains outstanding as of June 30, 2006.

NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 1, 2004 (inception) through June 30, 2006 totaling $87,238. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

NOTE 5 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the periods ended June 30, 2006 and 2005, the Company reported a net loss, therefore no common shares equivalent were included in diluted net loss per common share because the affect would be anti-dilutive.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following reconciles amounts reported in the financial statements:

                                Six Month      Six Month       December 1, 2004
                               Period ended   Period ended   (Inception) through
                               June 30, 2006  June 30, 2005     June 30, 2006
                               -------------  -------------  -------------------

Net loss ...................    $  (35,429)    $  (23,918)       $  (87,238)
                                ==========     ==========        ==========

Denominator for basic loss
 per share -

Weighted average shares ....     2,832,983      2,189,583         2,457,760

Denominator for diluted loss
 per share -

Basic and diluted loss per
 common share ..............    $     (.01)    $     (.01)       $     (.04)
                                ==========     ==========        ==========


NOTE 6 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net loss for the six month period ended June 30, 2006 of $35,429 and net cash used in operations of $23,733, and a deficit accumulated from inception to June 30, 2006 of $87,238. At June 30, 2006, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate a significant internal cash flow, and until licensing or sales of products commence, the Company is highly dependent upon debt and equity funding , should continuing debt and equity funding requirements not be met the Company's operations may cease to exist.

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

LONG-LIVED INTANGIBLE ASSETS

      The carrying value of long-lived intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. There was no impairment loss for the quarter ending June 30, 2006.

PLAN OF OPERATION

      Our primary focus over the course of the next 12 months will be to concentrate on achieving additional sales and distribution of our initial product, a mustard-based yellow barbeque sauce, which was introduced into the commercial marketplace in the quarter, ended March 31, 2006. Sales to date have been directly to retail markets. We will seek a wholesaler to carry the product in order to obtain wider distribution than can be achieved through direct solicitation.

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

      We are subject to certain reporting and other compliance requirements of a publicly reporting company. We will be subject to certain costs for such compliance which private companies may not choose to make. We have identified such costs as being primarily for audits, legal advice, filing expenses and shareholder communications and estimate the cost to be approximately $22,000 for the next twelve months.

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

BECAUSE WE ONLY RECENTLY BEGAN COMMERCIAL SALES OF OUR INITIAL PRODUCT, OUR BUSINESS MAY NOT BE SUCCESSFUL.

      Our company was incorporated in December 2004 and we began commercial sales of our initial product during the six months ended June 30, 2006. We do not have sufficient experience to judge the commercial acceptance of our initial product. Investing in a business in the start-up phase is riskier than investing in a business that has already begun selling products and has a history of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 2006, working capital decreased $24,771 to $1,297 from $26,068. The primary reasons for the decrease are a decrease in cash of $20,733, increase in accounts payable of $6,709 ,offset by increase in inventories of $2,652. During this same period, stockholders' equity decreased $24,928 to $2,396 from $27,324. The decrease in stockholders' equity is primarily due to the common stock issued for services of $7,500 and preferred stock issued for cash of $3,000 offset by the net loss for the year of ($35,429).

      There are no assurances that the Company will be successful in achieving profitable operations or continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

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

The following exhibits are furnished with this report:

      31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

      32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHERN SAUCE COMPANY,  INC.


August 4, 2006                          By: /s/ Robert I. Jordan
                                            --------------------
                                            Robert Jordan, President
                                            (principal executive officer)


August 4, 2006                          By: /s/ Francis A. Rebello
                                            ----------------------
                                            Francis A. Rebello, Treasurer
                                            (principal accounting officer)