Form 10QSB
period 2006-09-30
Southern Sauce Company, Inc.
filed 2006-10-25
CIK 1327364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


                         COMMISSION FILE NO. 333-125268


                          SOUTHERN SAUCE COMPANY, INC.
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,930,500 shares as of October 15, 2006.

Transitional Small Business Disclosure Format  YES [ ] NO [X]

                           SOUTHERN SAUCE COMPANY, INC
                          (A DEVELOPMENT STAGE COMPANY)

                         Unaudited Financial Statements
                                Table of Contents


                                                                            Page
                                                                             No.
                                                                            ----
Part I. Unaudited Financial Information

Item 1. Unaudited Balance Sheet as of September 30, 2006 .................     3

        Unaudited Statements of Operations -
        Three and Nine Months Ended September 30, 2006 and 2005, and
        for the period from December 1, 2004 (inception) through
        September 30, 2006 ...............................................     4

        Statements of Cash Flows -
        Nine Months Ended September 30, 2006 and 2005, and for the period
        from December 1, 2004 (inception) through September 30, 2006 .....     5

        Notes to Financial Statements ....................................   6-9

Item 2. Managements Discussion and Analysis of Financial Condition
        and Results of Operations ........................................ 10-14

Item 3. Controls and procedures ..........................................    14

Part II.

Item 2. Changes in Securities and use of proceeds ........................    15

Item 6. Exhibits .........................................................    15

                           SOUTHERN SAUCE COMPANY, INC
                          (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2006

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................     $ 22,619
  Inventories ....................................................        2,460
                                                                       --------
Total current assets .............................................       25,079

License, net .....................................................        1,020
                                                                       --------

Total assets .....................................................     $ 26,099
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................................     $ 13,255
                                                                       --------

Total current liabilities ........................................       13,255

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 15,000,000
    shares; none issued and outstanding ..........................            -

  Common stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding 2,930,500 shares ...............        2,931
  Additional paid-in capital .....................................       86,703
  Deficit accumulated during the development stage ...............      (76,790)
                                                                       --------
Total stockholders' equity .......................................       12,844
                                                                       --------

Total liabilities and stockholders' equity .......................     $ 26,099
                                                                       ========

            See accompanying notes to unaudited financial statements.

                                            SOUTHERN SAUCE COMPANY, INC
                                           (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENTS OF OPERATIONS (UNAUDITED)
                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND
                      THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2006

                                       THREE MONTHS ENDED            NINE MONTHS ENDED          DECEMBER 1,  2004
                                          SEPTEMBER 30,                 SEPTEMBER 30,          (INCEPTION) THROUGH
                                       2006          2005           2006           2005        SEPTEMBER 30, 2006
                                   -----------    -----------    -----------    -----------    -------------------
NET SALES ......................   $       403    $         -    $     2,870    $         -        $     2,870
Cost of Sales ..................           258              -          2,074              -              2,074
                                   -----------    -----------    -----------    -----------        -----------
Gross Profit ...................           145              -            796              -                796

COSTS AND EXPENSES:
  Selling, general and
   administrative ..............        14,697         14,177         50,898         38,095            102,741
                                   -----------    -----------    -----------    -----------        -----------
                                        14,697         14,177         50,898         38,095            102,741
                                   -----------    -----------    -----------    -----------        -----------
Loss from operations ...........       (14,552)       (14,177)       (50,102)       (38,095)          (101,945)

OTHER INCOME (EXPENSE):
  Other income .................        25,000              -         25,000              -             25,000
  Interest income ..............             -              -            121              -                155
                                   -----------    -----------    -----------    -----------        -----------
    Total other income (expense)        25,000              -         25,121              -             25,155
                                   -----------    -----------    -----------    -----------        -----------

LOSS BEFORE INCOME TAXES .......        10,448        (14,177)       (24,981)       (38,095)           (76,790)
INCOME TAXES ...................             -              -              -              -                  -
                                   -----------    -----------    -----------    -----------        -----------
NET LOSS .......................   $    10,448    $   (14,177)   $   (24,981)   $   (38,095)       $   (76,790)
                                   ===========    ===========    ===========    ===========        ===========

BASIC AND DILUTED NET LOSS
 PER SHARE .....................   $      0.00    $     (0.01)   $     (0.01)   $     (0.02)       $     (0.03)
                                   ===========    ===========    ===========    ===========        ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING
  BASIC AND DILUTED ............     2,930,500      2,500,000      2,865,846      2,291,544          2,522,868
                                   ===========    ===========    ===========    ===========        ===========

                             See accompanying notes to unaudited financial statements.

                                                         4

                                SOUTHERN SAUCE COMPANY, INC
                               (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS (UNAUDITED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005, AND
          THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2006

                                                NINE MONTHS ENDED        DECEMBER 1, 2004
                                                   SEPTEMBER 30,        (INCEPTION) THROUGH
                                                2006          2005      SEPTEMBER 30, 2006
                                              --------     --------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................    $(24,981)    $(38,095)         $(76,790)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization ...........................         236          236               550
  Issuance of common stock for services ..       7,500            -            11,513
  Change in assets and liabilities
     Inventories .........................      (2,460)           -            (2,460)
    Accounts payable .....................      12,582        5,981            13,256
                                              --------     --------          --------
Net cash used in operating activities ....      (7,123)     (31,878)          (53,931)
                                              --------     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities ....           -            -                 -
                                              --------     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash ...........           -       36,000            41,000
  Preferred stock issued for cash ........       3,000            -            35,550
                                              --------     --------          --------
Net cash provided by
 financing activities ....................       3,000       36,000            76,550
                                              --------     --------          --------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ........................      (4,123)       4,122            22,619
CASH AND CASH EQUIVALENTS, beginning
 of period ...............................      26,742        5,000                 -
                                              --------     --------          --------
CASH AND CASH EQUIVALENTS,
 end of period ...........................    $ 22,619     $  9,122          $ 22,619
                                              ========     ========          ========

Supplementary information:
--------------------------
  Cash paid for :
     Interest ............................    $      -     $      -          $      -
                                              ========     ========          ========
     Income taxes ........................    $      -     $      -          $      -
                                              ========     ========          ========
Non cash transactions affecting operating,
financing and investing activities;
     Issuance of common stock for license     $      -     $      -          $  1,570
                                              ========     ========          ========

                 See accompanying notes to unaudited financial statements.

                                             5

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK
-----------------------------------------------------------

Southern Sauce Company, Inc. was formed to make and sell specialty food products. It is seeking to introduce its first product, a barbecue sauce, into the commercial marketplace.

The Company began commercial sales of its initial product, a barbeque sauce, during the nine month period ended September 30, 2006. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods, components and raw materials.

REVENUE RECOGNITION
-------------------

The Company  recognizes revenue when:

   o  Persuasive evidence of an arrangement exists;

   o  Shipment has occurred;

   o  Price is fixed or determinable; and

   o  Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and nine months ended September 30, 2006 and 2005 and for the period from December 1, 2004 (inception) to September 30, 2006, the Company has recognized minimal revenues.

INTANGIBLE ASSETS
-----------------

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the three month periods ended September 30, 2006 and 2005 was $79 and $79 respectively. The amortization expense for the nine month periods ended September 30, 2006 and 2005 was $236 and $236 respectively.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the period ending September 30, 2006.

NOTE 3 - EQUITY TRANSACTIONS
----------------------------

During the year ended December 31, 2004, the Company issued 610,000 shares of common stock to an initial investor for cash of $5,000.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2006, the holders of 3,555 shares of Series A convertible preferred stock exercised the right to convert such shares into 355,500 shares of common stock. No Series A convertible preferred stock remains outstanding as of September 30, 2006.

NOTE 4 - OTHER INCOME
---------------------

On September 1, 2006 the Company entered into a No Shop Agreement with a third party involving a potential business acquisition with the company. Under the agreement the Company would not negotiate or provide other information with respect to a competing transaction until September 19, 2006 in exchange for a nonrefundable $25,000 payment.

NOTE 5 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 1, 2004 (inception) through September 30, 2006 totaling $76,790. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

NOTE 6 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the periods ended September 30, 2006 and 2005, the Company reported a net loss, therefore no common shares equivalent were included in diluted net loss per common share because the affect would be anti-dilutive.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following reconciles amounts reported in the financial statements:

                                Nine Month     Nine Month      December1, 2004
                               Period ended   Period ended   (Inception) through
                               September 30,  September 30,     September 30,
                                   2006          2005               2006
                               -------------  -------------  -------------------

Net loss ...................   $   (24,981)   $   (38,095)      $   (76,790)
                               ===========    ===========       ===========

Denominator for basic loss
 per share -

Weighted average shares ....     2,865,846      2,291,544         2,522,868

Denominator for diluted loss
 per share -

Basic and diluted loss per
 common share ..............   $      (.01)   $      (.02)      $      (.03)
                               ===========    ===========       ===========

NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net loss for the nine month period ended September 30, 2006 of $24,981 and net cash used in operations of $7,123, and a deficit accumulated from inception to September 30, 2006 of $76,790. At September 30, 2006, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate a significant internal cash flow, and until licensing or sales of products commence, the Company is highly dependent upon debt and equity funding , should continuing debt and equity funding requirements not be met the Company's operations may cease to exist.

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

LONG-LIVED INTANGIBLE ASSETS.
-----------------------------

The carrying value of long-lived intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. There was no impairment loss for the quarter ending September 30, 2006.

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

BECAUSE WE ONLY RECENTLY BEGAN COMMERCIAL SALES OF OUR INITIAL PRODUCT, OUR BUSINESS MAY NOT BE SUCCESSFUL.

        Our company was incorporated in December 2004 and we began commercial sales of our initial product during the nine months ended September 30, 2006. We do not have sufficient experience to judge the commercial acceptance of our initial product. Investing in a business in the start-up phase is riskier than investing in a business that has already begun selling products and has a history of operations.

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

        Under the terms of the license of the recipe for our proposed first product, the Licensor may cancel and terminate our use of the recipe in the event we have not introduced a product into the commercial marketplacebased on the recipe and recognized revenues of $500,000 from such product by September 30, 2006. We have not achieved this level of sales as of September 30, 2006 so the license is subject to termination by the licensor. In the event we make an outright sale of the license or sub-license of the recipe we are required to share in the proceeds equally (50/50 split) with Mr. Jordan. Although we believe all transactions between Southern Sauce Company, Inc. and Mr. Jordan have been and will be fair, the terms of the license agreement may cause our business to be adversely affected.

        For example,

        Mr. Jordan could exercise his control to put himself in a position to terminate the license and obtain the rights to the recipe or influence the terms of an acquisition of the company to obtain a 50% share of the proceeds.

WE MAY NEED ADDITIONAL CAPITAL TO BE ABLE TO CONTINUE OPERATING OUR BUSINESS.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2006, working capital decreased $14,244 to $11,824 from $26,068. The primary reasons for the decrease are a decrease in cash of $4,123, an increase in accounts payable of $12,582, offset by an increase in inventories of $2,460. During this same period, stockholders' equity decreased $14,480 to $12,844 from $27,324. The decrease in stockholders' equity is primarily due to the common stock issued for services of $7,500 and preferred stock issued for cash of $3,000 offset by the net loss for the year of $24,981.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

        Transfer agent expenses   $  1,000
        Working capital           $ 34,550

No such payments were made to our officers, directors or their associates or to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

ITEM 6. EXHIBITS.

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

                                        SOUTHERN SAUCE COMPANY, INC.

October 24, 2006                        By: /s/ Robert I. Jordan
                                            --------------------
                                        Robert Jordan, President
                                        (principal executive officer)


October 24, 2006                        By: /s/ Francis A. Rebello
                                            ----------------------
                                        Francis A. Rebello, Treasurer
                                        (principal accounting officer)