Form 10KSB
period 2006-12-31
Southern Sauce Company, Inc.
filed 2007-04-10
CIK 1327364

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2006
                               -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


                         Commission File No. 333-125268


                          SOUTHERN SAUCE COMPANY, INC.
                          ----------------------------
                (Name of small business issuer as in its charter)


            FLORIDA                                        11-3737500
-------------------------------                            ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                   11951 S.E. 57TH STREET, MORRISTON, FL 32668
                   -------------------------------------------
                    (Address of principal executive offices)


                                  352-486-4541
                                  ------------
                           (Issuer's telephone number)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exhchange Act. [ ]

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     _X_ Yes      ___ No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent fiscal year:$2,869.

     As of March 31, 2007, there were 1,430,000 shares of our common stock held by non-affiliates valued at $572,000 based upon sale price of our common stock within the last 60 days.

     As of March 31, 2007, the registrant had outstanding 2,930,500 shares of its Common Stock, par value $.001.

     Transitional Small Business Disclosure Format YES [ ] NO [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     None

                                TABLE OF CONTENTS

INTRODUCTION

PART I

Item 1.  Business............................................................  4

Item 2.  Properties..........................................................  7

Item 3.  Legal Proceedings...................................................  7

Item 4.  Submission of Matters to a vote of security holders.................  8


PART II

Item 5.  Market for common equity and related stockholder matters and Small
         Business Issuer Purchase of Equity Securities.......................  8

Item 6.  Management's discussion and analysis or plan or operation...........  8

Item 7.  Consolidated Financial Statements................................... 12


PART III

Item 8.  Changes & Disagreements with Accountants............................ 23

Item 8A. Controls & Procedures............................................... 23

Item 8B. Other Information................................................... 24

Item 9.  Directors, Executive officers, Promoters and Control person and Corporate Governances; Compliance with Section 16(a)
         of the Exchange Act................................................. 24

Item 10. Executive Compensation.............................................. 26

Item 11. Security Ownership of certain beneficial owners and Management...... 27

Item 12. Certain relationships and related transactions,
         and Director Independence........................................... 28

Item 13. Exhibits............................................................ 28

Item 14. Principal Accounting Fees and Services ............................. 28

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     Southern Sauce Company, Inc. was incorporated in the State of Florida in December 2004. Our business plan is to establish a successful specialty food business based on proprietary recipes for barbecue sauces and other condiments for the retail market. We began commercial sales of our first product in the fiscal year ended December 31, 2006. Sales were $2,869 for the year so we consider ourselves to be a development stage Company.

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

(1) Data from this report published by The Association for Dressings and Sauces and available on the web at http://www.dressings-sauces.org/condiment_trends_ press.html#sales.

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

Manufacturing

     We use a contract packer to manufacture our products according to our specifications, which include our products' recipes, ingredients, graphics and packaging on an as needed basis. We are responsible for having all the components of the products shipped to the contract packer. We do not anticipate entering into an exclusive or long term agreement with any packers.

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

Our initial product

     Our initial product is a yellow mustard based barbecue sauce formulated in the tradition of the classic mustard based barbecue sauce popular in South Carolina. Our sauce is made from all natural ingredients and contains no cholesterol. It can be used on any food grilled on the barbecue grill as well as on the table as a dipping sauce. We licensed the recipe for our initial product from David E. Jordan, a stockholder and promoter of our company. Initial sales began in 2006.

Our license agreement

     We have an exclusive worldwide license agreement with David E. Jordan, a shareholder and father of our president, allowing us to use a recipe developed by Mr. Jordan for our initial yellow mustard-based barbecue sauce. Under the license agreement, we have the exclusive right to use the recipe and related know-how of Mr. Jordan. We issued Mr. Jordan 500,000 shares of our common stock as consideration for the license. We agreed to exercise our best efforts, consistent with good business practice, to undertake and maintain the commercial scale production, marketing and distribution of products embodying the subject matter of the recipe. Mr. Jordan may cancel and terminate the license in the event that we have not introduced a product into the commercial marketplace based on his recipe and recognize revenues of $500,000 from sale of such product by September 30, 2006. We have not achieved this level of sales as of September 30, 2006 so the license is subject to termination by the licensor. We are not required to pay Mr. Jordan any additional fees for use of the recipe. However, in the event we make an outright sale of the license or sub-license of the recipe we shall share in the proceeds equally (50/50 split) with Mr. Jordan.

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

Employees

     As of December 31, 2006, we have no full-time employees. All activities since our organization have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 5% of their business time on the business of the Company. We anticipate that we will begin hiring employees as needed to support our entry into our proposed specialty food business.

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

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

     Our common stock began trading on the over the counter market under the symbol SSAU in 2006 and two quotations are available on the Over-The-Counter Bulletin Board.

     The following sets forth the high and low bid prices reported by the OTCBB. These quotations reflect inter-dealer prices without retail markup, markdown or conversion and may not represent actual transactions.

        Quarter Ended               High Bid             Low Bid
        -------------               --------             -------
     September 30, 2006               .40                  .15
     December 31, 2006                .40                  .40

Holders.

     As of December 31, 2006 there were approximately 52 holders of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND FORWARD LOOKING INFORMATION.

FORWARD LOOKING INFORMATION

     The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed financial statements and related notes contained in this quarterly report on Form 10-KSB ("Form 10-KSB"). All statements other than statements of historical fact included in this Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. You should carefully review the risks described in this Form 10-KSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

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

LONG-LIVED INTANGIBLE ASSETS.

     The carrying value of long-lived intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. There was no impairment loss for the year ending December 31, 2006.

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

BECAUSE WE ONLY RECENTLY BEGAN COMMERCIAL SALES OF OUR INITIAL PRODUCT, OUR BUSINESS MAY NOT BE SUCCESSFUL.

     Our company was incorporated in December 2004 and we began commercial sales of our initial product during the year ended December 31, 2006. We do not have sufficient experience to judge the commercial acceptance of our initial product. Investing in a business in the start-up phase is riskier than investing in a business that has already begun selling products and has a history of operations.

OUR INDEPENDENT AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their reports on our financial statements for the years ended December 31, 2006 and 2005. If we are unable to continue as going concern we would experience additional losses from the write-down of assets.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 2006, working capital decreased $35,807 to a deficit of ($9,739) from working capital of $26,068. The primary reasons for the decrease are a decrease in cash of $23,331, an increase in accounts payable of $13,957, offset by an increase in inventories of $1,480. During this same period, stockholders' equity decreased $36,121 to ($8,797) from $27,324. The decrease in stockholders' equity is primarily due to the common stock issued for services of $7,500 and preferred stock issued for cash of $3,000 offset by the net loss for the year of ($46,622).

     There are no assurances that the Company will be successful in achieving profitable operations or continue as a going concern.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS


                           SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm ..................... 13

Financial Statements:

     Balance Sheet as of December 31, 2006 .................................. 14

     Statements of Operations for the years ended December 31, 2006 and 2005,and for the period from December 1, 2004 (inception)
     through through December 31, 2006 ...................................... 15

     Statement of Changes in Stockholders' equity (deficit) for the period from December 1, 2004 (inception) through December 31, 2006 ..... 16

     Statements of Cash Flows for the year ended December 31, 2006 and
     2005, for the period from December 1, 2004 (inception) through through December 31, 2006 .............................................. 17

Notes to Financial Statements ............................................... 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern Sauce, Inc.
Morriston, Florida

We have audited the accompanying balance sheet of Southern Sauce, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005, and the period from December 1, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Sauce, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005,and the period from December 1, 2004 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has a stockholder's deficit of $98,431 at December 31, 2006, and had net a loss and cash used in operations of $46,622 and $26,331, respectively, for the year ended December 31, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/Sherb & Co., LLP
                                       Certified Public Accountants

Boca Raton, Florida
March 28, 2007

SOUTHERN SAUCE COMPANY, INC
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
DECEMBER 31, 2006


ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................     $  3,411
  Inventories ....................................................        1,480
                                                                       --------
Total current assets .............................................        4,891

License, net .....................................................          942
                                                                       --------
Total assets .....................................................     $  5,833
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable ...............................................     $ 14,630
                                                                       --------
Total current liabilities ........................................       14,630

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock; $.001 par value; authorized 15,000,000
    shares; none issued and outstanding ..........................            -
  Common stock, $.001 par value; authorized 100,000,000
    shares; issued and outstanding 2,930,500 shares ..............        2,931
  Additional paid-in capital .....................................       86,703
  Deficit accumulated during the development stage ...............      (98,431)
                                                                       --------
Total stockholders' deficit ......................................       (8,797)
                                                                       --------
Total liabilities and stockholders' deficit ......................     $  5,833
                                                                       ========

                 See accompanying notes to financial statements.

SOUTHERN SAUCE COMPANY, INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006 AND 2005, AND
THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH DECEMBER 31, 2006

                                                             YEAR ENDED                DECEMBER 1, 2004
                                                            DECEMBER 31,             (INCEPTION) THROUGH
                                                       2006             2005          DECEMBER 31, 2006
                                                   -----------      -----------      -------------------
Net Sales ....................................     $     2,869      $         -          $     2,869
Cost of Sales ................................           3,054                -                3,377
                                                   -----------      -----------          -----------
Gross Profit .................................            (185)               -                 (508)

COSTS AND EXPENSES:
  Selling, general and administrative expenses          71,558           47,830              123,078
                                                   -----------      -----------          -----------
                                                        71,558           47,830              123,078
                                                   -----------      -----------          -----------
Loss from operations .........................         (71,743)         (47,830)            (123,586)

OTHER INCOME (EXPENSE):
  Other income ...............................          25,000                -               25,000
  Interest income ............................             121               34                  155
                                                   -----------      -----------          -----------
    Total other income (expense) .............          25,121               34               25,155
                                                   -----------      -----------          -----------

LOSS BEFORE INCOME TAXES .....................         (46,622)         (47,796)             (98,431)
INCOME TAXES .................................               -                -                    -
                                                   -----------      -----------          -----------
NET LOSS .....................................     $   (46,622)     $   (47,796)         $   (98,431)
                                                   ===========      ===========          ===========


BASIC AND DILUTED NET LOSS PER SHARE .........     $     (0.02)     $     (0.02)         $     (0.04)
                                                   ===========      ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ..........................       2,882,142        2,342,192            2,572,213
                                                   ===========      ===========          ===========

                             See accompanying notes to financial statements.

                                                   15

SOUTHERN SAUCE COMPANY, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH DECEMBER 31, 2006
                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                           Additional   during the
                                              Common Stock           Preferred Stock        Paid-in     Development
                                           Shares    Par Value     Shares     Par Value     Capital        Stage       Equity
                                         ----------  ----------  ----------   ----------   ----------   -----------  ----------
BALANCE, DECEMBER 1, 2004 (INCEPTION) .           -  $        -           -   $        -   $        -   $        -   $        -
Common stock issued for cash ..........     610,000         610           -            -        4,390            -        5,000
Common stock issued for license .......     500,000         500           -            -        1,070            -        1,570
Common stock issued for services ......     490,000         490           -            -        3,523            -        4,013
  Net loss December 31, 2004 ..........           -           -           -            -            -       (4,013)      (4,013)
                                         ----------  ----------  ----------   ----------   ----------   ----------   ----------
BALANCE, December 31, 2004 ............   1,600,000  $    1,600           0   $        -   $    8,983   $   (4,013)       6,570
                                         ==========  ==========  ==========   ==========   ==========   ==========   ==========
Common stock issued for cash ..........     900,000         900           -            -       35,100            -       36,000
Preferred stock issued for cash .......           -           -       3,255            3       32,547            -       32,550
  Net loss December 31, 2005 ..........           -           -           -            -            -      (47,796)     (47,796)
                                         ----------  ----------  ----------   ----------   ----------   ----------   ----------
                                          2,500,000  $    2,500       3,255   $        3   $   76,630   $  (51,809)      27,324
                                         ==========  ==========  ==========   ==========   ==========   ==========   ==========
Common stock issued for services ......      75,000          75           -            -        7,425            -        7,500
Preferred stock issued for cash .......           -           -         300            -        3,000            -        3,000
Conversion of Preferred Stock to Common     355,500         356      (3,555)          (3)        (352)           -            1
  Net loss December 31, 2006 ..........           -           -           -            -            -      (46,622)     (46,622)
                                         ----------  ----------  ----------   ----------   ----------   ----------   ----------
                                          2,930,500  $    2,931           -   $        0   $   86,703   $  (98,431)      (8,797)
                                         ==========  ==========  ==========   ==========   ==========   ==========   ==========

                                        See accompanying notes to financial statements.

                                                               16

SOUTHERN SAUCE COMPANY, INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006 AND 2005, AND
THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH DECEMBER 31, 2006

                                                                YEAR ENDED             DECEMBER 1, 2004
                                                               DECEMBER 31,          (INCEPTION) THROUGH
                                                            2006          2005        DECEMBER 31, 2006
                                                          --------      --------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................     $(46,622)     $(47,796)         $(98,431)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization ......................................          314           314               628
  Issuance of common stock for services .............        7,500             -            11,513
  Change in assets and liabilities
    Inventories .....................................       (1,480)            -            (1,480)
    Accounts payable ................................       13,957           674            14,631
                                                          --------      --------          --------
Net cash used in operating activities ...............      (26,331)      (46,808)          (73,139)
                                                          --------      --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                          --------      --------          --------
Net cash used in investing activities ...............            -             -                 -
                                                          --------      --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash ......................            -        36,000            41,000
  Preferred stock issued for cash ...................        3,000        32,550            35,550
                                                          --------      --------          --------
Net cash provided by  financing activities ..........        3,000        68,550            76,550
                                                          --------      --------          --------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS      (23,331)       21,742             3,411
CASH AND CASH EQUIVALENTS, beginning of period ......       26,742         5,000                 -
                                                          --------      --------          --------
CASH AND CASH EQUIVALENTS, end of period ............     $  3,411      $ 26,742          $  3,411
                                                          ========      ========          ========

Supplementary information:
  Cash paid for:
    Interest ........................................     $      -      $      -          $      -
                                                          ========      ========          ========
    Income taxes ....................................     $      -      $      -          $      -
                                                          ========      ========          ========
Non cash transactions affecting operating,
financing and investing activities;
  Issuance of common stock for license ..............     $      -      $      -          $  1,570
                                                          ========      ========          ========

                             See accompanying notes to financial statements.

                                                   17

                           SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                DECEMBER 31, 2006
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Southern Sauce Company, Inc. was formed to make and sell specialty food products. It is seeking to introduce its first product, a barbecue sauce, into the commercial marketplace.

The Company began commercial sales of its initial product, a barbeque sauce, during the year ended December 31, 2006. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INVENTORIES

Inventories are valued at the lower of cost or market on a first-in, first-out
(FIFO) basis, and include finished goods.

REVENUE RECOGNITION

The Company  recognizes revenue when:

     o Persuasive evidence of an arrangement exists;

     o Shipment has occurred;

     o Price is fixed or determinable; and

     o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the year ended December 31, 2006 and 2005 and for the period from December 1, 2004 (inception) to December 31, 2006, the Company has recognized minimal revenues.

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

INTANGIBLE ASSETS

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for years ended December 31, 2006 and 2005 was $314 and $314 respectively.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the year ending December 31, 2006.

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

During the three months ended March 31, 2006, the holders of 3,555 shares of Series A convertible preferred stock exercised the right to convert such shares into 355,500 shares of common stock. No Series A convertible preferred stock remains outstanding as of December 31, 2006.

NOTE 4 - OTHER INCOME

On September 1, 2006 the Company entered into a No Shop Agreement with a third party involving a potential business acquisition with the company. Under the agreement the Company would not negotiate or provide other information with respect to a competing transaction until September 19, 2006 in exchange for a nonrefundable $25,000 payment. The third party forfeited this deposit.

NOTE 5 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 1, 2004 (inception) through December 31, 2006 totaling $98,431. The start-up costs will be amortized over one hundred eighty months beginning in the year of initial operations.

The provision for income taxes for the years ended December 31, consists of the following components:

                  2006     2005
                  ----     ----

     Current      $  -     $  -
     Deferred        -        -
                  ----     ----
                  $  -     $  -
                  ====     ====

Reconciliation of the Federal Statutory Income Tax rate to the Company's effective income tax rate is as follows:

                                                           2006          2005
                                                           ----          ----

     Computed at the statutory rates (34%) .........     $(15,851)     $(16,262)
     Non deductible expenses .......................        1,180           246
     State income taxes (net of federal tax benefit)       (1,692)       (1,710)
     Change in valuation Allowance .................       16,363        17,726
                                                         --------      --------
     Tax provision (benefit) .......................     $      -      $      -
                                                         ========      ========

The significant temporary differences that give rise to a deferred tax asset as of December 31, 2006 and 2005 are as follows:

                                                    2006            2005
                                                    ----            ----
     Deferred tax asset:
     Capitalized start up costs ...........         37,000          17,726
                                                  --------        --------
          Total deferred tax asset ........         37,000          17,726
          Less valuation allowance ........        (37,000)        (17,726)
                                                  --------        --------
          Net deferred tax asset ..........       $      -        $      -
                                                  ========        ========

The net change in the total valuation allowance for the year ended December 31, 2006 was an increase of $19,274.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on its evaluation, the Company has provided for a full valuation allowance to offset the deferred tax asset at December 31, 2006.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with FIN 48, the Company must adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. The effective date of FIN 48 for the Company is January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's condensed consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

     In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

NOTE 7 - CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006 and 2005, the Company had no amounts in excess of FDIC insured limit.

NOTE 8 - NET LOSS PER SHARE

     The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the periods ended December 31, 2006 and 2005, the Company reported a net loss, therefore no common shares equivalent were included in diluted net loss per common share because the affect would be anti-dilutive.

     The following reconciles amounts reported in the financial statements:

                                                                                  December 1, 2004
                                                                                    (Inception)
                                                  Year ended       Year ended         through
                                                  December 31,     December 31,     December 31,
                                                      2006             2005             2006
                                                  -----------      -----------      -----------
     Net loss ...............................     $   (46,622)     $   (47,796)     $   (98,431)
                                                  ===========      ===========      ===========
     Denominator for basic loss per share -
     Weighted average shares ................       2,882,142        2,342,192        2,572,213

     Denominator for diluted loss per share -
     Basic and diluted loss per common share      $      (.02)     $      (.02)     $      (.04)
                                                  ===========      ===========      ===========

NOTE 9 - GOING CONCERN

     As reflected in the accompanying financial statements, the Company had a net loss for the year ended December 31, 2006 of $46,622 and net cash used in operations of $26,331, and a deficit accumulated from inception to December 31, 2006 of $98,431. At December 31, 2006, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate a significant internal cash flow, and until licensing or sales of products commence, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company's operations may cease to exist.

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

     The estimated amortization expense over the next three years is as follows:

     Year Ending December 31
     -----------------------
     2007 ............ $ 314
     2008 ............   314
     2009 ............   314
                       -----
                       $ 942
                       =====

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

ITEM 8A.  CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCES; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our directors and executive officers are:

Name                      Age       Position
----                      ---       --------
Robert E. Jordon          51        President, Chief Executive Officer, Director
Francis A. Rebello        56        Treasurer, Secretary, Director
Anand Kumar               62        Director
Todd W. Rowley            48        Director
Bob Bova                  47        Director

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

DIRECTOR INDEPENDENCE

     The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules.

     The Board has determined that directors Anand Kumar, Todd W. Rowley and Bob Bova are independent directors within The NASDAQ Stock Market's director independence standards. Directors Robert E. Jordan and Francis A. Rebello are not independent. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.

AUDIT COMMITTEE

     Directors Robert E. Jordan and Francis A. Rebello, who are not independent, constitute the audit committee. The Board has determined that Mr. Rebello is an audit committee financial expert.

     The Board has not designated a separate compensation or nominating committee.

     Our officers are elected annually by the board of directors and may be replaced or removed by the board at any time. Our directors are elected by our shareholders annually and serve until the election and qualification of their successors or their earlier resignation or removal.

CODE OF ETHICS

     We have adopted a Code of Ethics as filed as Exhibit 14 to Company's report on Form 10-K for the year ended December 31, 2005.

ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table presents compensation information for the year ended December 31, 2006 for the persons who served as our principal executive officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year. We refer to these executive officers as our "named executive officers" elsewhere in this annual report. No compensation was paid in 2006.

Name and Principal                                                             All Other
Position                    Year     Salary     Bonus     Options Awards     Compensation     Total
-----------------------     ----     ------     -----     --------------     ------------     -----
Robert E. Jordan,           2006       -          -             -                  -            0
President/CEO

Francis A. Rebello,         2006       -          -             -                  -            0
Treasurer and Secretary

                         EXECUTIVE EMPLOYMENT CONTRACTS

     Our named executive officers serve "at will" with no written employment agreements. They do not currently receive any compensation for such services.

          EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2006

     The Company does not have any equity compensation plans outstanding as of December 31, 2006.

                              DIRECTOR COMPENSATION

     The following table sets forth compensation earned or paid to our independent directors in 2006. Such compensation consisted of 25,000 shares of our common stock issued to each director who is not a named executive officer.

                   Fees Earned                  Non-equity
                   or Paid in      Stock      Incentive Plan      All Other
    Name              Cash         Awards      Compensation      Compensation     Total
--------------     -----------     ------     --------------     ------------     ------
Anand Kumar                        $2,500            -                 -          $2,500
Todd W. Rowley                     $2,500            -                 -          $2,500
Bob Bova                           $2,500            -                 -          $2,500

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31 , 2006, the beneficial ownership of our 2,500,000 outstanding shares of Common Stock by (1) the only persons who own of record or are known to own beneficially, more than 5% of our Common Stock; (2) each director and executive officer; and (3) all directors and officers as a group.

                                     Number of             Percent
Name                                  Shares          Beneficially Owned
----                                 ---------        ------------------

Robert E. Jordan ............          122,500               4.1 %
Francis A. Rebello ..........          122,500               4.1 %
David E. Jordan .............        1,110,000              37.8 %
Anand Kumar .................           25,000                *
Todd W Rowley ...............           25,000                *
Bob Bova ....................           25,000                *
                                     ---------              ------
All directors and officers
 as a group 5 persons) ......          320,000              10.9 %

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE.

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

ITEM 13.  EXHIBITS

Number    Description
------    -----------

3.1       Articles of Incorporation *
3.2       By-laws *
10.1      License Agreement *
14        Code of Ethics **
31.1      Certificate of Principal Executive Officer Pursuant to Section 302 of
           the Sarbanes-Oxley Act.
31.2      Certificate of Principal Financial Officer Pursuant to Section 302 of
           the Sarbanes-Oxley Act.
32.1      Certificate of Principal Executive Officer Pursuant to Section 906 of
           the Sarbanes-Oxley Act
32.2      Certificate of Principal Financial Officer Pursuant to Section 906 of
           the Sarbanes-Oxley Act

* These exhibits were filed under the same exhibit number with our registration statement on Form SB-2 (file no. 333-125268)and are incorporated herein by reference.

** Incorporated by reference to the Company's report on Form 10K for the year ended December 31, 2005

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following is a summary of the fees billed to the Company by its principal accounting firm during the calendar years ended December 31, 2006 and 2005:

Fee Category                          2006           2005
------------                          ----           ----

Audit Fees ..................       $15,000        $21,829
Audit-related fees ..........       $     0        $     0
Tax Fees ....................       $ 1,000        $     0
All other fees ..............       $     0        $     0
Total fees ..................       $16,000        $21,829

     AUDIT FEES. - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     AUDIT-RELATED FEES. - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     TAX FEES. - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     ALL OTHER FEES. - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

     The Audit Committee, comprised of Robert E. Jordan and Francis A. Rebello, has reviewed and discussed with Sherb & Co., LLP the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2006 fiscal year. The Audit Committee has also discussed with Sherb & Co., LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

     The Audit Committee has received and reviewed the written disclosures and the letter from Sherb & Co., LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Sherb & Co., LLP its independence from the Company.

     The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.

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

                                        SOUTHERN SAUCE COMPANY,  INC.

April 3, 2007                           By: /s/ Robert I. Jordan
                                            --------------------
                                            Robert Jordan, President
                                            (principal executive officer)


April 3, 2007                           By: /s/ Francis A. Rebello
                                            ----------------------
                                            Francis A. Rebello, Treasurer
                                            (principal accounting officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                           Date
---------                             -----                           ----


/s/ Robert E. Jordan        President                              April 3, 2007
--------------------        (principal executive officer)
Robert E. Jordan            and director


/s/ Francis A. Rebello      Treasurer, Secretary                   April 3, 2007
----------------------      (chief accounting officer)
Francis A. Rebello          and director


/s/ Anand Kumar             Director                               April 3, 2007
---------------
Anand Kumar


/s/ Todd W. Rowley          Director                               April 3, 2007
------------------
Todd W. Rowley


/s/ Bob Bova                Director                               April 3, 2007
------------
Bob Bova