Form 10QSB
period 2007-03-31
Southern Sauce Company, Inc.
filed 2007-05-14
CIK 1327364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,930,500 shares as of May 14, 2007.


Transitional Small Business Disclosure Format    YES [ ]  NO  [X]

                           SOUTHERN SAUCE COMPANY, INC
                          (A Development Stage Company)

                         Unaudited Financial Statements
                                Table of Contents


                                                                            Page
                                                                             No.
                                                                            ----
Part I.  Unaudited Financial Information

Item 1.  Unaudited Balance Sheet as of March 31, 2007 ....................     3

         Unaudited Statements of Operations -
         Three Months Ended March 31, 2007 and 2006, and
         for the period from December 1, 2004 (inception) through
         March 31, 2007 ..................................................     4

         Statements of Cash Flows -
         Three Months Ended March 31, 2007 and 2006, and for the period
         from December 1, 2004 (inception) through March 31, 2007 ........     5

         Notes to Financial Statements ...................................  6-10

Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 11-15

Item 3.  Controls and procedures .........................................    15

Part II. Other Information

Item 2.  Changes in Securities and use of proceeds .......................    16

Item 6.  Exhibits ........................................................    16

                          SOUTHERN SAUCE COMPANY, INC.
                          (A Development Stage Company)

                            Balance Sheet (Unaudited)
                                 MARCH 31, 2007

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................    $     563
  Inventories ....................................................        1,384
                                                                      ---------
Total current assets .............................................        1,947

License, net .....................................................          864
                                                                      ---------
Total assets .....................................................    $   2,811
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable ...............................................    $  40,935
  Loan payable ...................................................        1,000
                                                                      ---------
Total current liabilities ........................................       41,935

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock; $.001 par value; authorized 15,000,000
    shares; none issued and outstanding ..........................            -

  Common stock, $.001 par value; authorized 100,000,000
    shares; issued and outstanding 2,930,500 shares ..............        2,931
  Additional paid-in capital .....................................       86,703
  Deficit accumulated during the development stage ...............     (128,758)
                                                                      ---------
Total stockholders' deficit ......................................      (39,124)
                                                                      ---------
Total liabilities and stockholders' deficit ......................    $   2,811
                                                                      =========

            See accompanying notes to unaudited financial statements.

                                      SOUTHERN SAUCE COMPANY, INC.
                                      (A Development Stage Company)

                                   STATEMENTS OF OPERATIONS (UNAUDITED)
                             THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND
                   THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH MARCH 31, 2007

                                                            THREE MONTHS ENDED         DECEMBER 1,  2004
                                                                 MARCH 31,            (INCEPTION) THROUGH
                                                            2007           2006          MARCH 31, 2007
                                                        -----------    -----------    -------------------
Net Sales ...........................................   $       294    $       788        $     3,163
Cost of Sales .......................................            96            742              3,473
                                                        -----------    -----------        -----------
Gross Profit ........................................           198             46               (310)

COSTS AND EXPENSES:
  Selling, general and administrative expenses ......        30,525         23,144            153,603
                                                        -----------    -----------        -----------
                                                             30,525         23,144            153,603
                                                        -----------    -----------        -----------
Loss from operations ................................       (30,327)       (23,098)          (153,913)

OTHER INCOME (EXPENSE):
  Other income ......................................             -              -             25,000
  Interest income ...................................             -            115                155
                                                        -----------    -----------        -----------
    Total other income (expense) ....................             -            115             25,155
                                                        -----------    -----------        -----------

LOSS BEFORE INCOME TAXES ............................       (30,327)       (22,983)          (128,758)
INCOME TAXES ........................................             -              -                  -
                                                        -----------    -----------        -----------
NET LOSS ............................................   $   (30,327)   $   (22,983)       $  (128,758)
                                                        ===========    ===========        ===========


BASIC AND DILUTED NET LOSS PER SHARE ................   $     (0.01)   $     (0.01)       $     (0.05)
                                                        ===========    ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED .................................     2,930,500      2,734,383          2,610,149
                                                        ===========    ===========        ===========

                        See accompanying notes to unaudited financial statements.

                                                    4

                                      SOUTHERN SAUCE COMPANY, INC.
                                      (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS (UNAUDITED)
                             THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND
                   THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH MARCH 31, 2007

                                                            THREE MONTHS ENDED         DECEMBER 1,  2004
                                                                 MARCH 31,            (INCEPTION) THROUGH
                                                            2007           2006          MARCH 31, 2007
                                                        -----------    -----------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................   $   (30,327)   $   (22,983)       $  (128,758)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization ......................................            79             79                707
  Issuance of common stock for services .............             -          7,500             11,513
  Change in assets and liabilities
     Inventories ....................................            96         (2,622)            (1,384)
     Accounts payable ...............................        26,304            690             40,935
                                                        -----------    -----------        -----------
Net cash used in operating activities ...............        (3,848)       (17,336)           (76,987)
                                                        -----------    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                        -----------    -----------        -----------
Net cash used in investing activities ...............             -              -                  -
                                                        -----------    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder loan payable ..........................         1,000              -              1,000
  Common stock issued for cash ......................             -              -             41,000
  Preferred stock issued for cash ...................             -          3,000             35,550
                                                        -----------    -----------        -----------
Net cash provided by financing activities ...........         1,000          3,000             77,550
                                                        -----------    -----------        -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS        (2,848)       (14,336)               563
CASH AND CASH EQUIVALENTS, beginning of period ......         3,411         26,742                  -
                                                        -----------    -----------        -----------
CASH AND CASH EQUIVALENTS, end of period ............   $       563    $    12,406        $       563
                                                        ===========    ===========        ===========

Supplementary information:
--------------------------
  Cash paid for :
     Interest .......................................   $         -    $         -        $         -
                                                        ===========    ===========        ===========
     Income taxes ...................................   $         -    $         -        $         -
                                                        ===========    ===========        ===========
Non cash transactions affecting operating,
financing and investing activities;
     Issuance of common stock for license ...........   $         -    $         -        $     1,570
                                                        ===========    ===========        ===========

                        See accompanying notes to unaudited financial statements.

                                                    5

                          SOUTHERN SAUCE COMPANY, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three months ended March 31, 2007 and 2006 and for the period from December 1, 2004 (inception) to March 31, 2007, the Company has recognized minimal revenues.

EARNINGS (LOSS) PER SHARE
-------------------------

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

INTANGIBLE ASSETS
-----------------

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the three month periods ended March 31, 2007 and 2006 was $79 and $79 respectively.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the period ending March 31, 2007.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2006, the holders of 3,555 shares of Series A convertible preferred stock exercised the right to convert such shares into 355,500 shares of common stock. No Series A convertible preferred stock remains outstanding as of March 31, 2007.

NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 1, 2004 (inception) through September 30, 2006 totaling $128,758. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

NOTE 5 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2007 and 2006, the Company had no amounts in excess of FDIC insured limit.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. For the periods ended March 31, 2007 and 2006, the Company reported a net loss, therefore no common shares equivalent were included in diluted net loss per common share because the affect would be anti-dilutive.

The following reconciles amounts reported in the financial statements:

                                            Three Month      Three Month       December 1, 2004
                                            Period ended     Period ended    (Inception) through
                                           March 31, 2007   March 31, 2006      March 31, 2007
                                           --------------   --------------   -------------------
Net loss ...............................    $   (30,327)     $   (22,983)        $  (128,758)
                                            ===========      ===========         ===========

Denominator for basic loss per share -
Weighted average shares ................      2,930,500        2,734,383           2,610,149

Denominator for diluted loss per share -
Basic and diluted loss per common share     $      (.01)     $      (.01)        $      (.05)
                                            ===========      ===========         ===========

NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net loss for the three month period ended March 31, 2007 of $30,327 and net cash used in operations of $3,848, and a deficit accumulated from inception to March 31, 2007 of $128,758. At March 31, 2007, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                          SOUTHERN SAUCE COMPANY, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - LICENSE AGREEMENT
--------------------------

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

LONG-LIVED INTANGIBLE ASSETS.

The carrying value of long-lived intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. There was no impairment loss for the quarter ending March 31, 2007.

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

         None of our officers and directors have any background or experience in the specialty food business or managing public companies. Investing in a business which is run by persons who have no experience in the industry in which it will operate is riskier than investing in a business that has a management team with experience in its industry. Investing in a public company which is run by persons who have no experience in operating public companies is riskier than investing in a business that has a management team with experience in the operation of public companies.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2007, working capital decreased $30,249 to a deficit of ($39,988) from a deficit of ($9,739). The primary reasons for the decrease are a decrease in cash of $2,848, and an increase in accounts payable of $26,304. During this same period, stockholders' equity decreased $30,327 to ($39,124) from ($8,797). The decrease in stockholders' equity is due to the net loss for the period of ($30,327).

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

Our Registration Statement on Form SB-2 (Commission File No. 333-125268) became effective on November 1, 2005. We registered 50,000 shares of Series A Convertible Preferred Stock for sale by the Company for the aggregate price of $500,000 and also registered the shares of our Common Stock into which the shares of our Series A Convertible Preferred Stock may be converted. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of our common stock. The offering was commenced on November 4, 2005 and terminated on March 17, 2006. The offering was made directly by us and was underwritten. The Company has sold 3,550 shares of Series A Convertible Preferred Stock under the offering and received net proceeds of $35,550 which were used as follows:

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

                                        SOUTHERN SAUCE COMPANY,  INC.

May 14, 2007                            By: /s/ Robert I. Jordan
                                            --------------------
                                            Robert Jordan, President
                                            (principal executive officer)


May 14, 2007                            By: /s/ Francis A. Rebello
                                            ----------------------
                                            Francis A. Rebello, Treasurer
                                            (principal accounting officer)