Form 10QSB
period 2007-06-30
Southern Sauce Company, Inc.
filed 2007-07-20
CIK 1327364

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,930,500 shares as of July 19, 2007.


Transitional Small Business Disclosure Format  YES [ ]  NO [X]

                           SOUTHERN SAUCE COMPANY, INC
                          (A Development Stage Company)

                         Unaudited Financial Statements
                                Table of Contents


                                                                            Page
                                                                             No.
                                                                            ----
Part I.  Unaudited Financial Information

Item 1.  Unaudited Balance Sheet as of June 30, 2007 .....................     3

         Unaudited Statements of Operations -
         Six Months Ended June 30, 2007 and 2006, and
         for the period from December 1, 2004 (inception) through
         June 30, 2007 ...................................................     4

         Statements of Cash Flows -
         Six Months Ended June 30, 2007 and 2006, and for the period
         from December 1, 2004 (inception) through June 30, 2007 .........     5

         Notes to Financial Statements ...................................  6-10

Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 11-15

Item 3.  Controls and procedures .........................................    15

Part II. Other Information

Item 2.  Changes in Securities and use of proceeds .......................    16

Item 6.  Exhibits ........................................................    16

                           SOUTHERN SAUCE COMPANY, INC
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                                  JUNE 30, 2007

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................     $ 23,163
  Inventories ....................................................        1,211
                                                                       --------
Total current assets .............................................       24,374

License, net .....................................................          785
                                                                       --------
Total assets .....................................................     $ 25,159
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................................     $ 15,428
  Loan payable ...................................................        1,000
                                                                       --------
Total current liabilities ........................................       16,428

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 15,000,000
    shares; none issued and outstanding ..........................            -

  Common stock, $.001 par value; authorized 100,000,000
    shares; issued and outstanding 2,930,500 shares ..............        2,931
  Additional paid-in capital .....................................       86,703
  Deficit accumulated during the development stage ...............      (80,903)
                                                                       --------
Total stockholders' equity .......................................        8,731
                                                                       --------
Total liabilities and stockholders' equity .......................     $ 25,159
                                                                       ========

            See accompanying notes to unaudited financial statements.

                                             SOUTHERN SAUCE COMPANY, INC
                                            (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENTS OF OPERATIONS (UNAUDITED)
                                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006, AND
                          THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH JUNE 30, 2007

                                           THREE MONTHS ENDED            SIX MONTHS ENDED           DECEMBER 1, 2004
                                               JUNE 30,                      JUNE 30,             (INCEPTION) THROUGH
                                          2007           2006           2007           2006          JUNE 30, 2007
                                      -----------    -----------    -----------    -----------    -------------------
Net Sales .........................   $       270    $     1,679    $       564    $     2,467        $     3,433
Cost of Sales .....................           173          1,074            268          1,816              3,646
                                      -----------    -----------    -----------    -----------        -----------
Gross Profit ......................            97            605            296            651               (213)

COSTS AND EXPENSES:
  Selling, general and
   administrative expenses ........         2,242         13,057         32,768         36,201            155,845
                                      -----------    -----------    -----------    -----------        -----------
                                            2,242         13,057         32,768         36,201            155,845
                                      -----------    -----------    -----------    -----------        -----------
Loss from operations ..............        (2,145)       (12,452)       (32,472)       (35,550)          (156,058)

OTHER INCOME (EXPENSE):
  Other income ....................        50,000              -         50,000              -             75,000
  Interest income .................             -              6              -            121                155
                                      -----------    -----------    -----------    -----------        -----------
    Total other income (expense) ..        50,000              6         50,000            121             75,155
                                      -----------    -----------    -----------    -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES .        47,855        (12,446)        17,528        (35,429)           (80,903)
INCOME TAXES ......................             -              -              -              -                  -
                                      -----------    -----------    -----------    -----------        -----------
NET INCOME  (LOSS) ................   $    47,855    $   (12,446)   $    17,528    $   (35,429)       $   (80,903)
                                      ===========    ===========    ===========    ===========        ===========


BASIC AND DILUTED NET INCOME (LOSS)
  PER SHARE .......................   $      0.02    $     (0.00)   $      0.01    $     (0.01)       $     (0.03)
                                      ===========    ===========    ===========    ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ...............     2,930,500      2,930,500      2,930,500      2,832,983          2,641,129
                                      ===========    ===========    ===========    ===========        ===========

                              See accompanying notes to unaudited financial statements.

                                                          4

                                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                         THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006, AND
                   THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH JUNE 30, 2007

                                                             SIX MONTHS ENDED         DECEMBER 1, 2004
                                                                 JUNE 30,           (INCEPTION) THROUGH
                                                            2007         2006          JUNE 30, 2007
                                                          --------     --------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Netincome (loss) ....................................     $ 17,528     $(35,429)         $(80,903)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Amortization ......................................          157          157               786
  Issuance of common stock for services .............            -        7,500            11,513
  Change in assets and liabilities
    Accounts receivable .............................            -          (18)                -
    Inventories .....................................          269       (2,652)           (1,211)
    Accounts payable ................................          798        6,709            15,428
                                                          --------     --------          --------
Net cash provided by (used in) operating activities .       18,752      (23,733)          (54,387)
                                                          --------     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                          --------     --------          --------
Net cash used in investing activities ...............            -            -                 -
                                                          --------     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder loan payable ..........................        1,000            -             1,000
  Common stock issued for cash ......................            -            -            41,000
  Preferred stock issued for cash ...................            -        3,000            35,550
                                                          --------     --------          --------
Net cash provided by  financing activities ..........        1,000        3,000            77,550
                                                          --------     --------          --------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS       19,752      (20,733)           23,163
CASH AND CASH EQUIVALENTS, beginning of period ......        3,411       26,742                 -
                                                          --------     --------          --------
CASH AND CASH EQUIVALENTS, end of period ............     $ 23,163     $  6,009          $ 23,163
                                                          ========     ========          ========

Supplementary information:
  Cash paid for :
    Interest ........................................     $      -     $      -          $      -
                                                          ========     ========          ========
    Income taxes ....................................     $      -     $      -          $      -
                                                          ========     ========          ========
Non cash transactions affecting operating,
  financing and investing activities;
    Issuance of common stock for license ............     $      -     $      -          $  1,570
                                                          ========     ========          ========

                       See accompanying notes to unaudited financial statements.

                                                   5

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and six months ended June 30, 2007 and 2006 and for the period from December 1, 2004 (inception) to June 30, 2007, the Company has recognized minimal revenues.

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

INTANGIBLE ASSETS
-----------------

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the three month periods ended June 30, 2007 and 2006 was $157 and $157 respectively.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the period ending June 30, 2007.


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


NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 1, 2004 (inception) through June 30, 2007 totaling $80,903. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 5 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2007, the Company had no amounts in excess of FDIC insured limit.


NOTE 6 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has no common shares equivalents.

The following reconciles amounts reported in the financial statements:

                                                                December 1, 2004
                              Six Month         Six Month         (Inception)
                             Period ended      Period ended         through
                            June 30, 2007     June 30, 2006       June 30, 2007
                            -------------     -------------     ----------------

Net  income (loss) ........  $    17,528       $   (35,429)       $   (80,903)
                             ===========       ===========        ===========

Denominator for basic
 loss per share -

Weighted average shares ...    2,930,500         2,832,983          2,641,129

Denominator for diluted
 loss per share -

Basic and diluted loss
 per common share .........  $       .01       $      (.01)       $      (.03)
                             ===========       ===========        ===========

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net income for the six month period ended June 30, 2007 of $17,528 and a deficit accumulated from inception to June 30, 2007 of $80,903. At June 30, 2007, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


NOTE 9 - OTHER INCOME
---------------------

In April, 2007 the Company entered into a Letter of Intent with a third party involving a potential business acquisition with the Company. Under the agreement the Company will not negotiate or provide other information with respect to a competing transaction until June 15, 2007 in exchange for a nonrefundable $25,000 payment. On June 15, 2007 the Company received an additional $25,000 nonrefundable payment to extend the period until July 31, 2007.

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

LONG-LIVED INTANGIBLE ASSETS.

         The carrying value of long-lived intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. There was no impairment loss for the quarter ending June 30, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2007, working capital increased $17,685 to a surplus of $7,946 from a deficit of ($9,739). The primary reasons for the increase are an increase in cash of $19,752 from the other income received from two nonrefundable deposits (Note 9), offset by an increase in accounts payable of $798. During this same period, stockholders' equity increased $17,528 to $8,731 from ($8,797). The increase in stockholders' equity is due to the net income for the period of $17,528.

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

                                        SOUTHERN SAUCE COMPANY,  INC.


July 19, 2007                           By: /s/ Robert I. Jordan
                                            --------------------
                                            Robert Jordan, President
                                            (principal executive officer)


July 19, 2007                           By: /s/ Francis A. Rebello
                                            ----------------------
                                            Francis A. Rebello, Treasurer
                                            (principal accounting officer)