Form 10QSB
period 2007-09-30
Southern Sauce Company, Inc.
filed 2007-10-17
CIK 1327364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,930,500 shares as of October 5, 2007.


Transitional Small Business Disclosure Format  YES [ ]  NO [X]

                           SOUTHERN SAUCE COMPANY, INC
                          (A Development Stage Company)

                         Unaudited Financial Statements
                                Table of Contents


                                                                            Page
                                                                             No.
                                                                            ----
Part I.  Unaudited Financial Information

Item 1.  Unaudited Balance Sheet as of September 30, 2007 ................     3

         Unaudited Statements of Operations -
         Nine Months Ended September 30, 2007 and 2006, and
         for the period from December 1, 2004 (inception) through
         September 30, 2007 ..............................................     4

         Statements of Cash Flows -
         Nine Months Ended September 30, 2007 and 2006, and for the period
         from December 1, 2004 (inception) through September 30, 2007 ....     5

         Notes to Financial Statements ...................................  6-10

Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations ....................................... 11-15

Item 3.  Controls and procedures .........................................    15

Part II. Other Information

Item 2.  Changes in Securities and use of proceeds .......................    16

Item 6.  Exhibits ........................................................    16

                           SOUTHERN SAUCE COMPANY, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ......................................     $ 22,459
  Inventories ....................................................        1,077
                                                                       --------
Total current assets .............................................       23,536

License, net .....................................................          706
                                                                       --------
Total assets .....................................................     $ 24,242
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ...............................................     $  8,209
  Loan payable ...................................................        1,000
                                                                       --------
Total current liabilities ........................................        9,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 15,000,000
    shares; none issued and outstanding ..........................            -
  Common stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding 2,930,500 shares ...............        2,931
  Additional paid-in capital .....................................       86,703
  Deficit accumulated during the development stage ...............      (74,601)
                                                                       --------
Total stockholders' equity .......................................       15,033
                                                                       --------
Total liabilities and stockholders' equity .......................     $ 24,242
                                                                       ========

            See accompanying notes to unaudited financial statements.

                                                   SOUTHERN SAUCE COMPANY, INC
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF OPERATIONS (UNAUDITED)
                                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006, AND
                             THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2007
                                                     THREE MONTHS ENDED             NINE MONTHS ENDED          DECEMBER 1, 2004
                                                        SEPTEMBER 30,                 SEPTEMBER 30,          (INCEPTION) THROUGH
                                                     2007           2006           2007           2006        SEPTEMBER 30, 2007
                                                 -----------    -----------    -----------    -----------    -------------------
NET SALES ....................................   $       210    $       403            774          2,870        $     3,643
Cost of sales ................................           134            258            403          2,074              3,780
                                                 -----------    -----------    -----------    -----------        -----------
Gross profit .................................            76            145            371            796               (137)

COSTS AND EXPENSES:
  Selling, general and administrative expenses        18,774         14,697         51,541         50,898            174,619
                                                 -----------    -----------    -----------    -----------        -----------
                                                      18,774         14,697         51,541         50,898            174,619
                                                 -----------    -----------    -----------    -----------        -----------
Loss from operations .........................       (18,698)       (14,552)       (51,170)       (50,102)          (174,756)

OTHER INCOME (EXPENSE):
  Other income ...............................        25,000         25,000         75,000         25,000            100,000
  Interest income ............................             -              -              -            121                155
                                                 -----------    -----------    -----------    -----------        -----------
    Total other income (expense) .............        25,000         25,000         75,000         25,121            100,155
                                                 -----------    -----------    -----------    -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES ............         6,302         10,448         23,830        (24,981)           (74,601)
INCOME TAXES .................................             -              -              -              -                  -
                                                 -----------    -----------    -----------    -----------        -----------
NET INCOME  (LOSS) ...........................   $     6,302    $    10,448    $    23,830    $   (24,981)       $   (74,601)
                                                 ===========    ===========    ===========    ===========        ===========


BASIC AND DILUTED NET INCOME (LOSS) PER SHARE    $      0.00    $      0.00    $      0.01    $     (0.01)       $     (0.03)
                                                 ===========    ===========    ===========    ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ..........................     2,930,500      2,930,500      2,930,500      2,865,846          2,666,901
                                                 ===========    ===========    ===========    ===========        ===========

                                    See accompanying notes to unaudited financial statements.

                                                                4

                                    SOUTHERN SAUCE COMPANY, INC
                                   (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006, AND
              THE PERIOD FROM DECEMBER 1, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2007
                                                         NINE MONTHS ENDED       DECEMBER 1, 2004
                                                           SEPTEMBER 30,       (INCEPTION) THROUGH
                                                         2007        2006       SEPTEMBER 30, 2007
                                                       --------    --------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..................................   $ 23,830    $(24,981)        $(74,601)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Amortization .....................................        236         236              864
  Issuance of common stock for services ............          -       7,500           11,513
  Change in assets and liabilities
    Inventories ....................................        403      (2,460)          (1,077)
    Accounts payable ...............................     (6,421)     12,582            8,210
                                                       --------    --------         --------
Net cash provided by (used in) operating activities      18,048      (7,123)         (55,091)
                                                       --------    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash from investing activities .................          -           -                -
                                                       --------    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder loan payable .........................      1,000           -            1,000
  Common stock issued for cash .....................          -           -           41,000
  Preferred stock issued for cash ..................          -       3,000           35,550
                                                       --------    --------         --------
Net cash provided by  financing activities .........      1,000       3,000           77,550
                                                       --------    --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     19,048      (4,123)          22,459
CASH AND CASH EQUIVALENTS, beginning of period .....      3,411      26,742                -
                                                       --------    --------         --------
CASH AND CASH EQUIVALENTS, end of period ...........   $ 22,459    $ 22,619         $ 22,459
                                                       ========    ========         ========

Supplementary information:
  Cash paid for :
     Interest ......................................   $      -    $      -         $      -
                                                       ========    ========         ========
     Income taxes ..................................   $      -    $      -         $      -
                                                       ========    ========         ========
Non cash transactions affecting operating, financing
  and investing activities:
     Issuance of common stock for license ..........   $      -    $      -         $  1,570
                                                       ========    ========         ========

                     See accompanying notes to unaudited financial statements.

                                                 5

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and nine months ended September 30, 2007 and 2006 and for the period from December 1, 2004 (inception) to September 30, 2007, the Company has recognized minimal revenues.

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

INTANGIBLE ASSETS
-----------------

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the nine month periods ended September 30, 2007 and 2006 was $236 and $236 respectively.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the period ending September 30, 2007.


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


NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 1, 2004 (inception) through September 30, 2007 totaling $74,601. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 5 - CONCENTRATION OF CREDIT RISK
-------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2007, the Company had no amounts in excess of FDIC insured limit.


NOTE 6 - NET LOSS PER SHARE
---------------------------

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has no common shares equivalents.

The following reconciles amounts reported in the financial statements:

                                                                December 1, 2004
                             Nine Month        Nine Month         (Inception)
                            Period ended      Period ended          through
                            September 30,     September 30,       September 30,
                                2007              2006                2007
                            -------------     -------------     ----------------

Net  income (loss) ........  $    23,830       $   (24,981)       $   (74,601)
                             ===========       ===========        ===========

Denominator for basic
 loss per share -

Weighted average shares ...    2,930,500         2,865,846          2,666,901

Denominator for diluted
 loss per share -

Basic and diluted loss
 per common share .........  $       .01       $      (.01)       $      (.03)
                             ===========       ===========        ===========

                          SOUTHERN SAUCE COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2007
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 7 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company had a net income for the nine month period ended September 30, 2007 of $23,830 and a deficit accumulated from inception to September 30, 2007 of $74,601. At September 30, 2007, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


NOTE 8 - LICENSE AGREEMENT
--------------------------

On December 1, 2004, the Company entered into a license agreement for the exclusive worldwide license of the recipe for its initial product. The license is being amortized over five years using the straight line method. The licensor may cancel and terminate the license in the event the Company has not introduced one or more products into the commercial market place based on the recipe and recognized revenue of $500,000 from sales of the product by September 30, 2006. We have not achieved this level of sales as of September 30, 2006 so the license is subject to termination by the licensor. We are not required to pay Mr. Jordan any additional fees for use of the recipe. However, in the event we make an outright sale of the license or sub-license of the recipe we shall share in the proceeds equally (50/50 split) with Mr. Jordan.


NOTE 9 - OTHER INCOME
---------------------

In April, 2007 the Company entered into a Letter of Intent with a third party involving a potential business acquisition with the Company. Under the agreement the Company will not negotiate or provide other information with respect to a competing transaction until June 15, 2007 in exchange for a nonrefundable $25,000 payment. On June 15, 2007 the Company received an additional $25,000 nonrefundable payment to extend the period until July 31, 2007. On August 1, 2007 the Company received an additional $10,000 nonrefundable payment to extend the period until August 31, 2007. On August 31, 2007 the Company received an additional $15,000 nonrefundable payment.

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

LONG-LIVED INTANGIBLE ASSETS.

         The carrying value of long-lived intangible assets is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable over the remaining amortization period, then the carrying values of the assets are reduced to their estimated fair values. There was no impairment loss for the quarter ending September 30, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2007, working capital increased $24,066 to a surplus of $14,327 from a deficit of ($9,739). The primary reasons for the increase are an increase in cash of $19,048 from the other income received from four nonrefundable fees (Note 9), offset by a decrease in accounts payable of $6,421. During this same period, stockholders' equity increased $23,830 to $15,033 from ($8,797). The increase in stockholders' equity is due to the net income for the period of $23,830.

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

                                        SOUTHERN SAUCE COMPANY,  INC.


October 16, 2007                        By: /s/ Robert I. Jordan
                                            --------------------
                                            Robert Jordan, President
                                            (principal executive officer)


October 16, 2007                        By: /s/ Francis A. Rebello
                                            ----------------------
                                            Francis A. Rebello, Treasurer
                                            (principal accounting officer)