Form 10KSB
period 2007-12-31
Southern Sauce Company, Inc.
filed 2008-03-19
CIK 1327364

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-51972

SOUTHERN SAUCE COMPANY, INC.
(Name of small business issuer as in its charter)

FLORIDA	11-3737500
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

31200 VIA COLINAS, SUITE 200
WESTLAKE VILLAGE, CA 91362
(Address of principal executive offices)

(818) 597-7552
(Issuer's telephone number)

Copies to:
Marc Ross, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, NY 10006
(212) 930-9700

11951 S.E. 57th Street
Morriston, FL 32668
(Former name and former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State Issuer's revenues for its most recent fiscal year: $774.

As of March 13, 2008, there were 1,005,500 shares of our common stock held by non-affiliates valued at $784,290 based upon sale price of our common stock within the last 60 days.

As of March 13, 2008, the registrant had outstanding 2,930,500 shares of its Common Stock, par value $0.001.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format YES ☐ NO ☒

SOUTHERN SAUCE COMPANY INC.
2007 ANNUAL REPORT ON FORM 10-KSB

Forward Looking Statements

This report on Form 10-KSB and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Southern Sauce Company, Inc., ("we", "us", "our company", "our" or "Southern Sauce") was incorporated in the State of Florida in December 2004. Our business plan was to establish a successful specialty food business based on proprietary recipes for barbecue sauces and other condiments for the retail market. We began commercial sales of our first product in the fiscal year ended December 31, 2006. Sales were $2,869 for the year ended December 31, 2006 and $774 for the year ended December 31, 2007. In February 2008, following a change of control, we suspended our specialty food operations and management is seeking alternative business opportunities.

Our offices are located at 31200 Via Colinas, Suite 200, Westlake Village, CA 91362 and our phone number is (818) 597-7552.

Overview

Our business plan was to establish a successful specialty food business based on proprietary recipes for barbecue sauces and other condiments for the retail market. Effective February 14, 2008, our former shareholders entered into an agreement, effecting a change of control.

As of February 14, 2008, our board of directors determined that the implementation of our business plan prior to the change in control was no longer financially feasible. We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Competition of Our Acquisition Strategy

In connection with our Acquisition Strategy, we expect to encounter intense competition from other entities having business objectives similar to ours, including: venture capital firms, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals. Many of these entities are well-established and have greater experience, financial resources and technical knowledge than us. Our limited financial resources may compel us to select certain less attractive acquisition prospects than those of our competitors.

Management believes that the future of the Company is dependent upon the consummation of a merger, acquisition or other business combination between the Company and a viable operating entity. There can be no assurance that we will be able to complete any merger, acquisition or other business combination between us and a viable operating entity. Additionally, management believes that we may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to successfully complete an equity or debt financing to complete an acquisition, merger or other business combination between us and a viable operating entity.

Change of Control

On February 14, 2008, pursuant to the Stock Purchase and Sale Agreement, by and among Vision Opportunity China LP (“Vision”), and Lomond International Inc. (“Lomond”), as agent for the other purchasers (together with Vision, the “Purchasers”), and the sellers (the “Sellers”), the Purchasers purchased an aggregate of 2,575,000 shares of common stock, par value $0.001 per share, of Southern Sauce Company Inc. from the Sellers in consideration for a purchase price, in the aggregate amount of $635,000. The sale represents a change of control of the Company and the Shares acquired by the Purchasers represent approximately 87.9% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis.

Employees

As of December 31, 2007, we have no full-time employees. All activities since our organization have been undertaken by our officers as needed. Our officers do not currently spend all of their time on our business and estimate they devote approximately 5% or less of their business time on the business of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

Our current administrative activities are conducted in a portion of the premises occupied by our secretary. He has agreed to waive the payment of any rent for use of the offices and we consider any use of those premises to be immaterial.

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

	Common Stock
Fiscal Year 2007	High	Low
First Quarter	$0.40	$0.35
Second Quarter	$0.40	$0.27
Third Quarter	$0.50	$0.30
Fourth Quarter	$0.50	$0.30

	Common Stock
Fiscal Year 2006	High	Low
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$0.40	$0.35
Fourth Quarter	$0.40	$0.35

Holders.

As of December 31, 2007 there were approximately 52 holders of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date, and we do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND FORWARD LOOKING INFORMATION.

Overview

As of February 14, 2008, our board of directors determined that the implementation of the Company's business plan prior to the change in control was no longer financially feasible. As of that date we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2007, as compared to those policies disclosed in the December 31, 2006 financial statements filed in our Annual Report on Form 10-KSB with the SEC on April 10, 2007.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes and value of equity based compensation. Actual results could differ from those estimates.

Cash and Equivalents - We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Going Concern

We are currently in the process of changing our business plan. At present, we have sufficient capital on hand to fund our operations only through March of 2008. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION.

We are pursuing an Acquisition Strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We will primarily engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

We have Limited Resources

We have limited resources. We are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. Other than nominal interest income, we will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. Based on our limited resources, we may not be able to effectuate our business plan and consummate any additional acquisitions. There can be no assurance that we will have sufficient financial resources to permit the achievement of our business objectives.

We May Not be Able to Continue as Going Concern

Based on our limited operations, lack of revenue and relatively minimal assets there can be no assurance that we will be able to continue as a going concern or complete a merger, acquisition or other business combination.

We Will Need Additional Financing in Order to Execute Our Business Plan and it may be Extremely Expensive

We will be entirely dependent upon our limited available financial resources to implement our acquisition strategy. We cannot ascertain with any degree of certainty the capital requirements for the successful execution of our acquisition strategy. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target. Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144. Depending on such discount, our current shareholders may be substantially diluted.

Additional Financing May Not Be Available to Us

There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, we would, in all likelihood, be compelled to abandon plans of further acquisitions, and would have minimal capital remaining to pursue other targets. Our inability to secure additional financing, if needed, could also have a material adverse effect on our continued development or growth. We have no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable to us and in our best interests.

Competition for Acquisitions

We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital firms, partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

We May Be Subject to Uncertainty in the Competitive Environment of a Target

In the event that we succeed in completing an acquisition, we will, in all likelihood, become subject to intense competition from competitors of the target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of an acquisition, we will have the resources to compete effectively in the industry of the target, especially to the extent that the target is in a high growth industry.

We May Pursue an Acquisition with a Target Operating Outside the United States: Special Additional Risks Relating to Doing Business in a Foreign Country

We may effectuate an acquisition with a target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

The Uncertain Structure of an Acquisition May Result in Risks Relating to the Market for Our Common Stock

We may form one or more subsidiary entities to effect an acquisition and may, under certain circumstances, distribute the securities of subsidiaries to our stockholders. There can be no assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if a market were to develop, no assurances as to the prices at which such securities might trade.

We Expect to Pay No Cash Dividends

We do not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, the Board of Directors does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

Taxation Considerations May Impact the Structure of an Acquisition and Post-merger Liabilities

Federal and state tax consequences will, in all likelihood, be major considerations for us in consummating an acquisition. The structure of an acquisition or the distribution of securities to stockholders may result in taxation of us, the target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any acquisition so as to minimize the federal and state tax consequences to both us and the target. Management cannot assure that an acquisition will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

We May Be Deemed an Investment Company and Subjected to Related Restrictions

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We believe that our anticipated principal activities, which will involve acquiring control of an operating company, will not subject us to regulation under the Investment Company Act. Nevertheless, there can be no assurance that at some future point we will not be deemed to be an investment company. If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of us as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on us.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2007, working capital increased $36,500 to a surplus of $26,761 from a deficit of ($9,739). The primary reasons for the increase are an increase in cash of $32,382 from the other income received from four nonrefundable fees (Note 10), offset by a decrease in accounts payable of $4,521. During this same period, stockholders’ equity increased $36,186 to $27,389 from ($8,797). The increase in stockholders’ equity is due to the net income for the period of $36,186.

There are no assurances that the Company will be successful in achieving profitable operations or continue as a going concern.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Southern Sauce Company, Inc.
Westlake Village, CA 91362

We have audited the balance sheet of Southern Sauce Company, Inc. (a development stage company) as of December 31, 2007, and the accompanying related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006, and the period from December 1, 2004 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Sauce Company, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has an accumulated deficit as of December 31, 2007 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP Certified Public Accountants
March 4, 2008
Boca Raton, Florida

Southern Sauce Company, Inc
(A Development Stage Company)
Balance Sheet
December 31, 2007

Assets

Current assets
Cash and cash equivalents	$35,793
Inventories	1,077
Prepaid expense	1,000
Total current assets	37,870

License, net	628
Total assets	$38,498

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$10,109
Loan payable	1,000
Total current liabilities	11,109

Stockholders' equity
Preferred stock; $.001 par value; authorized 15,000,000 shares; none issued and outstanding	-

Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 2,930,500 shares	2,931
Additional paid-in capital	86,703
Deficit accumulated during the development stage	(62,245)
Total stockholders' equity	27,389
Total liabilities and stockholders' equity	$38,498

See accompanying notes to financial statements.

Southern Sauce Company, Inc
(A Development Stage Company)
Statements of Operations
Year Ended December 31, 2007 and 2006, and
the period from December 1, 2004 (inception) through December 31, 2007

	YEAR ENDED		DECEMBER 1, 2004
	DECEMBER 31,		(INCEPTION) THROUGH
	2007	2006	DECEMBER 31, 2007

Net sales	$774	$2,869	$3,643
Cost of sales	403	3,054	3,780
Gross profit	371	(185)	(137)

Costs and expenses:
Selling, general and administrative expenses	76,745	71,558	199,823
	76,745	71,558	199,823
Loss from operations	(76,374)	(71,743)	(199,960)

Other income (expense):
Other income	112,560	25,000	137,560
Interest income	-	121	155
Total other income (expense)	112,560	25,121	137,715

Income (loss) before income taxes	36,186	(46,622)	(62,245)
Income taxes	-	-	-
Net income (loss)	$36,186	$(46,622)	$(62,245)

Basic and diluted net income (loss) per share	$0.01	$(0.02)	$(0.02)

Weighted average shares outstanding Basic and diluted	2,930,500	2,882,142	2,688,457

See accompanying notes to financial statements.

Southern Sauce Company, Inc
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the period from December 1, 2004 (inception) through December 31, 2007

						Deficit
					Additional	Accumulated during the
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Equity

Balance, December 1, 2004 (inception)	-	$-	-	$-	$-	$-	$-
Common stock issued for cash (.008 per share)	610,000	610	-	-	4,390	-	5,000
Common stock issued for license	500,000	500	-	-	1,070	-	1,570
Common stock issued for services	490,000	490	-	-	3,523	-	4,013
Net loss December 31, 2004	-	-	-		-	(4,013)	(4,013)
Balance, December 31, 2004	1,600,000	1,600	0	-	8,983	(4,013)	6,570
Common stock issued for cash (.04 per share)	900,000	900	-	-	35,100	-	36,000
Preferred stock issued for cash	-	-	3,255	3	32,547	-	32,550
Net loss December 31, 2005	-	-	-	-	-	(47,796)	(47,796)
Balance, December 31, 2005	2,500,000	2,500	3,255	3	76,630	(51,809)	27,324
Common stock issued for services	75,000	75	-	-	7,425	-	7,500
Preferred stock issued for cash	-	-	300	-	3,000	-	3,000
Conversion of Preferred Stock to Common	355,500	356	(3,555)	(3)	(352)	-	1
Net loss December 31, 2006	-	-	-	-	-	(46,622)	(46,622)
Balance, December 31, 2006	2,930,500	2,931	-	0	86,703	(98,431)	(8,797)
Net income December 31, 2007	-	-	-	-	-	36,186	36,186
Balance, December 31, 2007	2,930,500	$2,931	-	$0	$86,703	$(62,245)	$27,389

See accompanying notes to financial statements.

Southern Sauce Company, Inc
(A Development Stage Company)
Statements of Cash Flows
Year Ended December 31, 2007 and 2006, and
the period from December 1, 2004 (inception) through December 31, 2007

	YEAR ENDED		DECEMBER 1, 2004
	DECEMBER 31,		(INCEPTION) THROUGH
	2007	2006	DECEMBER 31, 2007

Cash flows from operating activities
Net income (loss)	$36,186	$(46,622)	$(62,245)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	314	314	943
Issuance of common stock for services	-	7,500	11,513
Change in assets and liabilities
Inventories	403	(1,480)	(1,077)
Prepaid expenses	(1,000)	-	(1,000)
Accounts payable	(4,521)	13,957	10,109
Net cash provided by (used in) operating activities	31,382	(26,331)	(41,757)

Cash flows from investing activities
Net cash from investing activities	-	-	-

Cash flows from financing activities
Shareholder loan payable	1,000	-	1,000
Common stock issued for cash	-	-	41,000
Preferred stock issued for cash	-	3,000	35,550
Net cash provided by financing activities	1,000	3,000	77,550

Net increase (decrease) in cash and cash equivalents	32,382	(23,331)	35,793
Cash and cash equivalents, beginning of period	3,411	26,742	-
Cash and cash equivalents, end of period	$35,793	$3,411	$35,793

Supplementary information:
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non cash transactions affecting operating, financing and investing activities:
Issuance of common stock for license	$-	$-	$1,570

See accompanying notes to financial statements.

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
December 31, 2007
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

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

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

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
December 31, 2007
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when:

o Persuasive evidence of an arrangement exists;

o Shipment has occurred;

o Price is fixed or determinable; and

o Collectibility is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the year ended December 31, 2007 and 2006 and for the period from December 1, 2004 (inception) to December 31, 2007, the Company has recognized minimal revenues.

Impairment of Long-Lived Assets

Intangible assets consist of license agreements which are recorded at cost and amortized over a straight-line basis. The amortization expense for the years ended December 31, 2007 and 2006 was $314 and $314 respectively.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not record any impairment charges during the year ended December 31, 2007.

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

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
December 31, 2007
NOTES TO FINANCIAL STATEMENTS

In the first quarter of 2006, the Company issued 300 shares of Series A convertible preferred stock at $10.00 per share, for a total of $3,000.

In the first quarter of 2006, the Company issued 75,000 shares of common stock for services rendered at a value of $7,500.

In the first quarter of 2006, the holders of 3,555 shares of Series A convertible preferred stock exercised the right to convert such shares into 355,500 shares of common stock. No Series A convertible preferred stock remains outstanding as of March 31, 2007.

NOTE 4 - INCOME TAXES

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period from December 1, 2004 (inception) through December 31, 2005 totaling $45,829. The start-up costs are being amortized over one hundred eighty months beginning January 1, 2006.

The provision for income taxes for the years ended December 31, consists of the following components:

	2007	2006
Current	$-	$-
Deferred	-	-
	$-	$-

Reconciliation of the Federal Statutory Income Tax rate to the Company’s effective income tax rate is as follows:

	2007	2006
Computed at the statutory rates (34%)	$12,303	$(15,851)
Non deductible expenses	760	1,180
State income taxes (net of federal tax benefit)	1,314	(1,692)
Other	46	(2,911)
Change in valuation Allowance	(14,423)	19,274
Tax provision (benefit)	$-	$-

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
December 31, 2007
NOTES TO FINANCIAL STATEMENTS

The significant temporary differences that give rise to a deferred tax asset as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset:
Net operating loss carry forwards	$4,843	$18,116
Capitalized start up costs	14,946	16,096
Total deferred tax asset	19,789	34,212
Less valuation allowance	(19,789)	(34,212)
Net deferred tax asset	$-	$-

The net change in the total valuation allowance for the year ended December 31, 2007 was a decrease of $14,423.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on its evaluation, the Company has provided for a full valuation allowance to offset the deferred tax asset at December 31, 2007.

At December 31, 2007 the Company had net operating loss carryforwards of approximately $12,870 available to offset future taxable income through tax year 2026. These net operating loss carryforwards may be limited pursuant to IRS Section 382 in the event of a change in ownership of the Company.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
December 31, 2007
NOTES TO FINANCIAL STATEMENTS

February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

NOTE 6– CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2007, the Company had no amounts in excess of FDIC insured limit.

NOTE 7 - NET LOSS PER SHARE

The Company's basic and diluted net loss per share amounts have been computed by dividing the results by the weighted average number of outstanding common shares. The Company currently has no common shares equivalents.

The following reconciles amounts reported in the financial statements:

	Year ended December 31, 2007	Year ended December 31, 2006	December 1, 2004 (Inception) through December 31, 2007

Net income (loss)	$36,186	$(46,622)	$(62,245)

Denominator for basic loss per share - Weighted average shares	2,930,500	2,882,142	2,688,457
Denominator for diluted loss per share - Basic and diluted loss per common share	$.01	$(.02)	$(.02)

NOTE 8 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had deficit accumulated from inception to December 31, 2007 of $62,245. At December 31, 2007, the Company has minimal operating revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and raise capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SOUTHERN SAUCE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
December 31, 2007
NOTES TO FINANCIAL STATEMENTS

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate a significant internal cash flow, and until licensing or sales of products commence, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

NOTE 9 – LICENSE AGREEMENT

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

The estimated amortization expense over the next three years is as follows:

Year Ending December 31
2008	$314
2009	$314

$628

NOTE 10 – OTHER INCOME

In April, 2007 the Company entered into a Letter of Intent with a third party involving a potential business acquisition with the Company. Under the agreement the Company will not negotiate or provide other information with respect to a competing transaction until June 15, 2007 in exchange for a nonrefundable $25,000 payment. On June 15, 2007 the Company received an additional $25,000 nonrefundable payment to extend the period until July 31, 2007. On August 1, 2007 the Company received an additional $10,000 nonrefundable payment to extend the period until August 31, 2007. On August 31, 2007 the Company received an additional $15,000 nonrefundable payment. On October 7, 2007 the Company received an additional $12,500 nonrefundable payment to extend the period until November 15, 2007. On November 15, 2007 the Company received an additional $25,060 nonrefundable payment.

NOTE 11 – SUBSEQUENT EVENTS

On February 14, 2008, pursuant to the Stock Purchase and Sale Agreement, by and among Vision Opportunity China LP (“Vision”), and Lomond International Inc. (“Lomond”), as agent for the other purchasers (together with Vision, the “Purchasers”), and the sellers (the “Sellers”), the Purchasers purchased an aggregate of 2,575,000 shares of common stock, par value $0.001 per share, of Southern Sauce Company Inc. from the Sellers in consideration for a purchase price, in the aggregate amount of $635,000. The sale represents a change of control of the Company and the Shares acquired by the Purchasers represent approximately 87.9% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Southern Sauce’s management is responsible for establishing and maintaining adequate control over financial reporting for Southern Sauce, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Southern Sauce’s management, including our principal executive and principal financial officers, Southern Sauce conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B. Other Information.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCES; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are:

Name	Age	Position
Robert Jordan	52	President, Chief Executive Officer and Director

John Vogel	53	Director

Robert Jordan. Robert Jordan has been our President, Chief Executive Officer and a director since December 2004. Mr. Jordan has been retired from practicing law for over five years. He is a member of the Florida Bar. In 1999 Mr. Jordan filed for personal bankruptcy under Chapter 13 due to his inability to meet his financial obligations due to an illness. He was discharged from bankruptcy in January 2004.

John Vogel. Mr. John Vogel joined the Company in February 2008. He was a director and co-founder of Century 21 Ability, Inc. from the period 1996 to December 2005. Mr. Vogel also served as Chief Executive Officer, President, Secretary and Chairman of the Board of UniPro Financial Services, Inc. Mr. Vogel also served as an officers and board member of International Imaging Systems, Inc. from September of 2006 until October of 2007, when the company merged with Baorun China Group Limited. Mr. Vogel has over 30 years of experience in marketing and sales, including 13 years at World Savings Bank (WSB); VP District and VP Regional Loan Origination and VP Sales Manager and VP of Real Estate (Owned).

DIRECTOR INDEPENDENCE

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules.

Robert E. Jordan and John Vogel are not independent directors within The NASDAQ Stock Market's director independence standards. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence.  The Board has not designated a separate compensation or nominating committee.

AUDIT COMMITTEE

Directors Robert E. Jordan and Francis Rebello, who are not independent, constituted the audit committee.

The Board has not designated a separate compensation or nominating committee.

Our officers are elected annually by the board of directors and may be replaced or removed by the board at any time. Our directors are elected by our shareholders annually and serve until the election and qualification of their successors or their earlier resignation or removal.

CODE OF ETHICS

We have adopted a Code of Ethics, as filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table presents compensation information for the years ended December 31, 2007 and 2006 for the persons who served as our principal executive officer and each of our two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year. We refer to these executive officers as our "named executive officers" elsewhere in this annual report. No compensation was paid in 2007 or 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Jordan, President / CEO	2007	—	—	—	—	—	—	—	0
	2006	—	—	—	—	—	—	—	0

Francis A. Rebello, Treasurer and Secretary	2007	—	—	—	—	—	—	—	0
	2006	—	—	—	—	—	—	—	0

EXECUTIVE EMPLOYMENT CONTRACTS

Our named executive officers serve "at will" with no written employment agreements. They do not currently receive any compensation for such services.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2007

The Company does not have any equity compensation plans outstanding as of December 31, 2007.

DIRECTOR COMPENSATION

No compensation earned or paid to our independent directors in 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known to the Company with respect to the beneficial ownership of our voting stock as of March 3, 2008 by (i) all persons who are beneficial owners of five percent (5%) or more of a class of our voting stock, (ii) each current director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation section of this Form 10-KSB and (iv) all current directors and executive officers as a group. As of March 3, 2008, there were 2,930,500 shares of common stock outstanding and no shares of Preferred Stock outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common	Castle Bison, Inc. 31200 Via Colinas, Suite 200 Westlake Village, CA 91362	170,000	5.80

Common	Ralph O. Olson 9263 Wild Elk Place Parker, CO 80134	305,000	10.40

Common	Martin A. Sumichrast 11125 Colonial Country Lane Charlotte, NC 28277	305,000	10.40

Common	Vision Opportunity China LP Sarnia House, Suites 13 and 15 Le Truchot St Peter Port Guernsey GY1 4NA	1,355,000	46.24

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common	All directors and executive officers as a group (3 persons)	0	0%

(1)
Applicable percentage of ownership is based on 2,930,000 shares of common stock outstanding as of March 3, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our Board of Directors requires that all related party transactions be reviewed and approved by an independent body of the Board of Directors.

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation*

3.1	Bylaws*

10.1	License Agreement*

10.2	Stock Purchase and Sale Agreement***

14	Code of Ethics**

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

*	These exhibits were filed under the same exhibit number with our registration statement on Form SB-2 (file no. 333-125268) and are incorporated herein by reference.

**	Incorporated by reference to the Company's report on Form 10-KSB for the year ended December 31, 2005.

***	Incorporated by reference to the Company's report on Form 8-K filed on February 20, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us by our principal accountant, Sherb & Co., LLP for the periods indicated.

	2006	2007
Audit Fees	$15,000	$16,000
Audit Related Fees	—
Tax Fees	1,000	1,000
All Other Fees	—
Total	$16,000	$17,000

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

The Audit Committee, comprised of Robert E. Jordan and Francis A. Rebello, has reviewed and discussed with Sherb & Co., LLP the audited financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2007 fiscal year. The Audit Committee has also discussed with Sherb & Co., LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Audit Committee has received and reviewed the written disclosures and the letter from Sherb & Co., LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Sherb & Co., LLP its independence from the Company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

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

Date: March 18, 2008	SOUTHERN SAUCE COMPANY INC.

	By:	/s/ Robert Jordan
	Name:	Robert Jordan
	Title:	President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		DATE

/s/ Robert Jordan	President (Principal Executive Officer	March 18, 2008
Robert Jordan	and Principal Accounting Officer)

/s/ John Vogel	Director	March 18, 2008
John Vogel