Form 10KSB/A
period 2007-12-31
Southern Sauce Company, Inc.
filed 2008-05-02
CIK 1327364

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This amendment is being filed solely to correct or supplement certain of the disclosures, described below, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which was filed on March 19, 2008:

•  To revise our Independent Auditors Report Letter

Forward Looking Statements

This report and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Sauce Company, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from December 1, 2004 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Date: May 1, 2008	SOUTHERN SAUCE COMPANY INC.

	By:	/s/ John Vogel
	Name:	John Vogel
	Title:	President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		DATE

/s/ John Vogel	President (Principal Executive Officer) Director	May 1, 2008
John Vogel	and Principal Accounting Officer