Form 10-Q
period 2008-03-31
Southern Sauce Company, Inc.
filed 2008-05-14
CIK 1327364

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008
Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-51972

SOUTHERN SAUCE COMPANY, INC.
(Name of small business issuer as in its charter)

FLORIDA	11-3737500
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

31200 VIA COLINAS, SUITE 200
WESTLAKE VILLAGE, CA 91362
(Address of principal executive offices)

(818) 597-7552
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒ No ☐

As of May 9, 2008 there were 1,465,250 shares of common stock, $.001 par value, issued and outstanding.

Southern Sauce Company, Inc.

PART I
FINANCIAL INFORMATION

ADVISEMENT

Unless the context requires otherwise, “Southern Sauce,” “the company,” “we,” “ us ,” “ our” and similar terms refer to Southern Sauce Company, Inc. Our common stock, par value $.001 per share is commonly referred to in this quarterly report as our “common shares”.  The information contained herein is current as of the date of this quarterly report (March 31, 2008), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended March 31, 2008 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2008.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

FORWARD LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as“believe,” “expect,” “seek,” “estimate,” “anticipate,” “intend,” “plan,” “budget,” “project,” “may likely result,” “may be,” “may continue” and other similar expressions.

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

SOUTHERN SAUCE COMPANY, INC.
(A Development Stage Company)
BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash	15,003	35,793
Inventories	-	1,077
Prepaid expense	-	1,000

Total current assets	15,003	37,870

Licenses, net	-	628

Total assets	$15,003	$38,498

Liabilities and stockholders' equity (deficit)

Current liabilities:

Accounts payable and accrued expenses:	$9,412	$10,109
Stockholder loans and advances payable	35,000	1,000

Total current liabilities	44,412	11,109

Stockholders' equity (deficit):

Preferred stock, par value $.001 per share; 15,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized, 1,465,250 shares issued and outstanding	1,465	2,931
Additional paid-in capital	88,169	86,703
Deficit accumulated during the development stage	(119,043)	(62,245)

Total stockholders' equity (deficit)	(29,409)	27,389

Total liabilities and stockholders' equity (deficit)	$15,003	$38,498

See accompanying notes to unaudited financial statements.

SOUTHERN SAUCE COMPANY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007	Cumulative Period from December 1, 2004 (inception) to March 31, 2008

Revenue	$-	$-	$-

General and administrative expenses	22,522	-	22,522

Loss from continuing operations	(22,522)	-	(22,522)

Loss from discontinued operations	(34,276)	(30,327)	(96,521)

Loss before provision for income taxes	(56,798)	(30,327)	(119,043)

Provision for income taxes	-	-	-

Net loss	$(56,798)	$(30,327)	$(119,043)

Basic and diluted loss per share:
Loss from continuing operations	$(0.02)	$-
Loss from discontinued operations	(0.02)	(0.02)
Net loss per common share, basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding	1,465,250	1,465,250

See accompanying notes to unaudited financial statements.

SOUTHERN SAUCE COMPANY, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Deficit Accumulated During	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, December 1, 2004 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for cash ($.016 per share)	305,000	305	-	-	4,695	-	5,000

Common stock issued for license	250,000	250	-	-	1,320	-	1,570

Common stock issued for services	245,000	245	-	-	3,768	-	4,013

Net loss	-	-	-	-	-	(4,013)	(4,013)

Balance, December 31, 2004	800,000	800	-	-	9,783	(4,013)	6,570

Common stock issued for cash ($.08 per share)	450,000	450	-	-	35,550	-	36,000

Preferred stock issued for cash	-	-	3,255	3	32,547	-	32,550

Net loss	-	-	-	-	-	(47,796)	(47,796)

Balance, December 31, 2005	1,250,000	1,250	3,255	3	77,880	(51,809)	27,324

Common stock issued for services	37,500	37	-	-	7,463	-	7,500

Preferred stock issued for cash	-	-	300	-	3,000	-	3,000

Conversion of preferred stock to common	177,750	178	(3,555)	(3)	(174)	-	1

Net loss	-	-	-	-	-	(46,622)	(46,622)

Balance, December 31, 2006	1,465,250	1,465	-	-	88,169	(98,431)	(8,797)

Net income	-	-	-	-	-	36,186	36,186

Balance, December 31, 2007	1,465,250	1,465	-	-	88,169	(62,245)	27,389

Net loss	-	-	-	-	-	(56,798)	(56,798)

Balance, March 31, 2008	1,465,250	$1,465	-	$-	$88,169	$(119,043)	$(29,409)

The accompanying notes are an integral part of these unaudited financial statements.

SOUTHERN SAUCE COMPANY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007	Cumulative Period from December 1, 2004 (inception) to March 31, 2008

Cash flows from operating activities:
Net loss	$(56,798)	$(30,327)	$(119,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	79	943
Stock based compensation	-	-	11,513
Net assets distributed as compensation	705	-	705
Change in operating assets and liabilities
Inventories	-	96	(1,077)
Prepaid expenses	1,000	-	-
Accounts payable	(697)	26,304	9,412

Cash used in operating activities	(55,790)	(3,848)	(97,547)

Cash flows from financing activities:
Shareholder loans and advances	35,000	1,000	36,000
Common stock issued for cash	-	-	41,000
Preferred stock issued for cash	-	-	35,550

Cash provided by financing activities	35,000	1,000	112,550

Net (decrease) increase in cash	(20,790)	(2,848)	15,003
Cash, beginning of period	35,793	3,411	-
Cash, end of period	$15,003	$563	$15,003

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

SOUTHERN SAUCE COMPANY, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southern Sauce Company, Inc., ("we", "us", "our company", "our" or "Southern Sauce") was incorporated in the State of Florida in December 2004. Our business plan was to establish a successful specialty food business based on proprietary recipes for barbecue sauces and other condiments for the retail market. We began commercial sales of our first product in the fiscal year ended December 31, 2006. Sales were minimal through December 31, 2007 and we had no sales in 2008. In February 2008, following the change of control described below, we suspended our specialty food operations and management is seeking alternative business opportunities.

On February 14, 2008, pursuant to the Stock Purchase and Sale Agreement, by and among Vision Opportunity China LP (“Vision”), and Lomond International Inc. (“Lomond”), as agent for the other purchasers (together with Vision, the “Purchasers”), and the sellers (the “Sellers”), the Purchasers purchased an aggregate of 1,287,500 shares of common stock, par value $0.001 per share, of Southern Sauce Company Inc. from the Sellers in consideration for a purchase price, in the aggregate amount of $635,000. The sale represents a change of control of the Company and the Shares acquired by the Purchasers represent approximately 87.9% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis.

As of February 2008 we are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Basis of Presentation

The accompanying unaudited financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 and from inception (December 1, 2004) to March 31, 2008 have been prepared by Southern Sauce pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We currently have no revenue source and are incurring losses. These factors raise substantial doubt about our ability to continue as a going concern.

We will pursue an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if investigation warrants, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Loss per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were no common share equivalents at March 31, 2008 and March 31, 2007.

NOTE 2 - STOCKHOLDERS’ EQUITY

Effective April 14, 2008, we amended Article 3 of our articles of incorporation to affect a 2 to 1 reverse stock split of our common stock. As a result of the amendment, our articles of incorporation have been amended to reduce the number of authorized common shares from 100,000,000 to 50,000,000.

All share and per share amounts have been retroactively restated to reflect this reverse split.

NOTE 3 - DISCONTINUED OPERATIONS

As a result of the change of control described in Note 1, we have decided not to continue with our specialty food business. As of February 2008 we are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. All prior operations have been presented as discontinued operations. Prior year revenue which is now included as a part of discontinued operations was $294 for the three months ended March 31, 2007 and $3,643 from inception through December 31, 2007. There were no sales in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual financial statements and explanatory notes for the year ended December 31, 2007 as filed with the SEC, and as may be amended.

This quarterly report contains forward-looking statements that involve risks and uncertainties. See"Risk Factors"set forth on page 13 of this report for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three months ended March 31, 2008, as compared to those policies disclosed in the December 31, 2007 financial statements filed in our Annual Report on Form 10-KSB with the SEC on March 19, 2008.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

Going Concern

We are currently in the process of changing our business plan. At present, we have sufficient capital on hand to fund our operations only through June of 2008. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Revenue

We have no revenue from continuing operations for the three month periods ended March 31, 2008 or 2007. As a result of the decision to implement a new business plan, we have reclassified prior period operations as discontinued operations. Prior year revenue which is now included as a part of discontinued operations was $294.

General and Administrative Expenses

General and administrative expenses from continuing operations were $22,522 for the three months ended March 31, 2008. Prior year general and administrative expenses which are now included as a part of discontinued operations were $30,525. Current period general and administrative expenses consist primarily of professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008 we had a working capital deficit of $29,409. On February 22, 2008 we received an advance from a stockholder in the amount of $35,000, for working capital purposes. We received additional stockholder advances of $12,000 in April 2008. These advances are repayable upon demand. While our cash on hand on May 9, 2008 of approximately $12,000 will satisfy our immediate financial needs, it may not be sufficient to provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next month, management anticipates needing to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this items as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the quarterly reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Principal Accounting Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Principal Accounting Officer concluded that our disclosure controls and procedures are effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Accounting Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this quarterly report that could have significantly affected those controls.

PART II
OTHER INFORMATION

LEGAL PROCEEDINGS
None.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this quarterly report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this quarterly report should be considered carefully in evaluating our company and our business and the value of our securities.

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

UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS
None.

DEFAULTS UPON SENIOR SECURITIES

None

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
EXHIBITS.

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated by reference.

Exhibit Number:	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

SOUTHERN SAUCE COMPANY, INC.
Date: May 15, 2008	/s/ John Vogel
Chief Executive Officer

/s/ Robert C. Scherne
(Principal Accounting Officer)