Form 10-K
period 2008-06-30
Southern Sauce Company, Inc.
filed 2008-09-26
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to____________

Commission file number: 000-51972

SOUTHERN SAUCE COMPANY, INC
(Exact name of registrant as specified in its charter)

Florida	11-3737500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

No. 27, Wang Gang Road, Jin Nan (Shuang Gang) Economic and Technology Development Area Tianjin, People’s Republic of China	300350
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + (86) 22-2858-8899

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes   ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates was approximately $1,407,450 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on December 31, 2007.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of September 15, 2008, there were 22,112,500 issued and outstanding shares of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal years ended December 24, 1980).

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Currency, exchange rate, and “China” and other references

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the renminbi. According to the currency exchange website www.xe.com, on September 15, 2008, $1.00 was equivalent to 6.8496 yuan.

References to “PRC” and “China” are to the People’s Republic of China.

References to “Shengkai” are to Tianjin Shengkai Industrial Technology Development Co. Ltd., a PRC company that we control.

Unless otherwise specified or required by context, references to “we,” “the Company”, “our” and “us” refer collectively to (i) Southern Sauce Company, Inc. (“Southern Sauce”), (ii) the subsidiaries of Southern Sauce, Shen Kun International Limited, a British Virgin Islands limited liability company (“Shen Kun”) and Sheng Kai (Tianjin) Ceramic Valves Co., Ltd., a wholly foreign-owned enterprise under the laws of the PRC (“SK Ceramic Valves”), and (iii) Shengkai.

References to the “Bulletin Board,” the “OTCBB” or the “OTC Bulletin Board” are to the Over-the-Counter Bulletin Board, a securities quotation service, which is accessible at the website www.otcbb.com.

References to Shengkai’s “registered capital” are to the equity of Shengkai, which under PRC law is measured not in terms of shares owned but in terms of the amount of capital that has been contributed to a company by a particular shareholder or all shareholders. The portion of a limited liability company’s total capital contributed by a particular shareholder represents that shareholder’s ownership of the company, and the total amount of capital contributed by all shareholders is the company’s total equity. Capital contributions are made to a company by deposits into a dedicated account in the company’s name, which the company may access in order to meet its financial needs. When a company’s accountant certifies to PRC authorities that a capital contribution has been made and the company has received the necessary government permission to increase its contributed capital, the capital contribution is registered with regulatory authorities and becomes a part of the company’s “registered capital.”

SOUTHERN SAUCE COMPANY, INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2008

PART I

Item 1. Business.

Corporate History and Structure

We were incorporated in Florida under the name Southern Sauce Company, Inc. on December 8, 2004.  Our initial business plan was to establish a successful specialty food business based on proprietary recipes for barbecue sauces and other condiments for the retail market.

By a Stock Purchase and Sale Agreement dated February 14, 2008, we experienced a change in control whereby Vision Opportunity China LP and a number of other investors acquired an aggregate of 2,575,000 shares of common stock from former shareholders for a purchase price of $635,000. Upon this change in control, our board of directors determined that the implementation of our business plan prior to the change in control was no longer financially feasible, and we adopted an acquisition strategy focused on pursuing growth by acquiring undervalued businesses with a history of operating revenues. We utilized several criteria to evaluate prospective acquisitions, including whether the business to be acquired (1) was an established business with viable services or products, (2) had an experienced and qualified management team, (3) had room for growth and/or expansion into other markets, (4) was accretive to earnings, (5) offered the opportunity to achieve and/or enhance profitability, and (6) increased shareholder value.

Our board of directors approved the Merger Agreement and Plan of Reorganization on May 30, 2008, and we entered into the Merger Agreement and Plan of Reorganization with Shen Kun and all of the Shen Kun shareholders on June 9, 2008 as part of the reverse merger transaction described in further detail below.

Immediately following the reverse merger transaction, our corporate structure was as follows:

Shen Kun was incorporated under the laws of the British Virgin Islands on November 7, 2007, and Shen Kun formed SK Ceramic Valves as a wholly foreign-owned enterprise under the laws of the PRC on April 9, 2008.

Shengkai, our operating entity, was organized under the laws of the PRC in June 1994 under the name Tianjin Shengkai Industrial Technology Development Company. Shengkai’s business was formerly operated as a collective-owned enterprise. The business was reorganized under the laws of the PRC as a limited liability company under its current name, Tianjin Shengkai Industrial Technology Development Co., Ltd. in April 1999.

Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. As a result, SK Ceramic Valves entered into a series of agreements with Shengkai which we believe give us effective control over the business of Shengkai, the entity through which we now operate our business. These agreements are described above in the section entitled “Contractual Agreements with Shengkai.”

Our executive offices are located at No. 27, Wang Gang Road, Jin Nan (Shuang Gang) Economic and Technology Development Area, Tianjin, PRC 300350, and our telephone number is (86) 22-2859-8899. Our website is www.shengkai.com. Information on our website or any other website is not a part of this report.

Reverse Merger and Private Placements

In June and July 2008, we consummated a number of related transactions through which we acquired control of Shengkai, a PRC-based company and consummated two private placements for gross proceeds of $15 million and $5 million, respectively (the “Private Placements”).

We acquired control of Shengkai through two separate transactions: (i) a restructuring transaction which granted control of Shengkai to another PRC entity, SK Ceramic Valves, and (ii) a reverse merger transaction transferring control of SK Ceramic Valves to Southern Sauce. We refer to the restructuring transaction and the reverse merger transaction together as the “Reverse Merger.”

Restructuring Transaction: Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. As a result, SK Ceramic Valves entered into a series of agreements with Shengkai which we believe give us effective control over the business of Shengkai.

Reverse Merger Transaction: In the reverse merger transaction, through our wholly-owned subsidiary Shen Kun Acquisition Sub Limited, we acquired control of Shen Kun, a British Virgin islands company and the parent company of SK Ceramic Valves, by issuing to the Shen Kun Shareholders 20,550,000 shares of our common stock, as consideration for all of the outstanding capital stock of Shen Kun.

Private Placements: In connection with the reverse merger transaction, on June 11, 2008 we sold to Vision Opportunity China LP Units (the “Units”) for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit (the “June 2008 Financing”). Each Unit consists of one share of Southern Sauce Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of common stock, par value $0.001 per share (the “common stock”), and one Series A Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares (“Warrant”).

Additionally, on July 18, 2008, we sold Units to Blue Ridge Investments, LLC for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit (the “July 2008 Financing”). Each Unit consists of one Preferred Share, convertible into one share of common stock, and one Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares.

A detailed description of the agreements entered into in connection with the Reverse Merger and Private Placements is provided below.

PRC Restructuring

The PRC restructuring transaction was effected by the execution of five agreements between SK Ceramic Valves, on the one hand, and Shengkai (and in some cases the shareholders of Shengkai), on the other hand (the “PRC Restructuring Agreements”). Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. To comply with these restrictions, in conjunction with the reverse acquisition, we (via our wholly-owned subsidiary, SK Ceramic Valves) entered into and consummated certain contractual arrangements with Shengkai and their respective shareholders pursuant to which we provide these companies with technology consulting and management services. Through these contractual arrangements, we have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Shengkai and operate our business in the PRC through Shengkai, we are considered the primary beneficiary of Shengkai.

On May 30, 2008, we entered into the following contractual arrangements, each of which are enforceable and valid in accordance with the laws of the PRC:

Consigned Management Agreement

The Consigned Management Agreement, among SK Ceramic Valves, Shengkai, and all of the shareholders of Shengkai, provides that SK Ceramic Valves will provide financial, business, technical and human resources management services to Shengkai that will enable SK Ceramic Valves to control Shengkai’s operations, assets and cash flow, and in exchange, Shengkai will pay a management fee to SK Ceramic Valves equal to 2% of Shengkai’s annual revenue. The management fee for each year is due by January 31 of the following year. The term of the agreement is until SK Ceramic Valves acquires all of the equity or assets of Shengkai.

Technology Service Agreement

The Technology Service Agreement, among SK Ceramic Valves, Shengkai, and all of the shareholders of Shengkai, provides that SK Ceramic Valves will provide technology services, including the selection and maintenance of Shengkai’s computer hardware and software systems and training of Shengkai employees in the use of those systems. SK Ceramic Valves will also provide research and development into new formulations of ceramics and methods that will increase the toughness and machinability of ceramics, raise manufacturing ceramic materials burn rate and lower sintering temperature, and lower production costs. The agreement also provides that SK Ceramic Valves will train Shengkai’s staff to increase productive use of the new equipments and increase Shengkai’s overall production capacity.

As consideration for such services, Shengkai will pay a technology service fee to SK Ceramic Valves equal to 1% of Shengkai’s annual revenue. The technology service fee for each year is due by January 31 of the following year. The term of the agreement is until SK Ceramic Valves acquires all of the equity or assets of Shengkai.

Loan Agreement

The Loan Agreement, among SK Ceramic Valves and all of the shareholders of Shengkai, provides that SK Ceramic Valves will make a loan in the aggregate principal amount of RMB49,000,000 (approximately $7,153,702) to the shareholders of Shengkai, each shareholder receiving a share of the loan proceeds proportional to its shareholding in Shengkai, and in exchange each shareholder agreed (i) to contribute all of its proceeds from the loan to the registered capital of Shengkai in order to increase the registered capital of Shengkai, (ii) to cause Shengkai to complete the process of registering the increase in its registered capital with PRC regulatory authorities within 30 days after receiving the loan, and (iii) to pledge their equity to SK Ceramic Valves under the Equity Pledge Agreement described below.

The loan is repayable at the option of SK Ceramic Valves either in cash or by transfer of Shengkai equity or all of its assets to SK Ceramic Valves. The loan does not bear interest, except that if (x) SK Ceramic Valves is able to purchase the equity or assets of Shengkai, and (y) the lowest allowable purchase price for that equity or those assets under PRC law is greater than the principal amount of the loan, then, insofar as it is allowable under PRC law, interest will be deemed to have accrued on the loan in an amount equal to the difference between the lowest allowable purchase price for Shengkai and the principal amount of the loan. The effect of this interest provision is that, if and when permitted under PRC law, SK Ceramic Valves may acquire all of the equity or assets of Shengkai by forgiving the loan, without making any further payment.

If the principal amount of the loan is greater than the lowest allowable purchase price for the equity or assets of Shengkai under PRC law, then even though one might expect that SK Ceramic Valves would be entitled to receive the difference between those two amounts in repayment of the loan, Shengkai is not obligated to make such a payment. The effect of this provision is that (insofar as allowable under PRC law) Shengkai may satisfy its repayment obligations under the loan by transferring all of its equity or assets to SK Ceramic Valves, without making any further payment.

The Loan Agreement also contains agreements from the shareholders of Shengkai that during the term of the agreement, they will elect as directors of Shengkai only candidates nominated by SK Ceramic Valves, and they will use their best efforts to ensure that Shengkai does not take certain actions without the prior written consent of SK Ceramic Valves, including (i) supplementing or amending its articles of association or bylaws, (ii) changing its registered capital or shareholding structure, (iii) transferring, mortgaging or disposing of any interests in its assets or income, or encumbering its assets or income in a way that would affect SK Ceramic Valves’ security interest, (iv) incurring or guaranteeing any debts not incurred in its normal business operations, (v) entering into any material contract (exceeding RMB 3,000,000, or approximately $439,741, in value), unless it is necessary for the company’s normal business operations; (vi) providing any loan or guarantee to any third party; (vii) acquiring or consolidating with any third party, or investing in any third party; and (viii) distributing any dividends to the shareholders in any manner. In addition, the Loan Agreement provides that at SK Ceramic Valves’ request, Shengkai will promptly distribute all distributable dividends to the shareholders of Shengkai.

The funds that SK Ceramic Valves used to make the loan came from the proceeds received by us, its indirect parent company, in the Private Placements described in further detail below.

Exclusive Purchase Option Agreement

The Exclusive Purchase Option Agreement, among SK Ceramic Valves, Shengkai, and all of the shareholders of Shengkai, provides that Shengkai will grant SK Ceramic Valves an irrevocable and exclusive right to purchase all or part of Shengkai’s assets, and the shareholders of Shengkai will grant SK Ceramic Valves an irrevocable and exclusive right to purchase all or part of their equity interests in Shengkai. Either right may be exercised by SK Ceramic Valves in its sole discretion at any time that the exercise would be permissible under PRC law, and the purchase price for SK Ceramic Valves’ acquisition of equity or assets will be the lowest price permissible under PRC law. Shengkai and its shareholders are required to execute purchase agreements and related documentation within 30 days of receiving notice from SK Ceramic Valves that it intends to exercise its right to purchase.

The Exclusive Purchase Option Agreement contains agreements from Shengkai and its shareholders that they will refrain from taking actions, such as voting to dissolve or declaring dividends, that could impair SK Ceramic Valves’ security interest in the equity of Shengkai or reduce its value. These agreements are substantially the same as those contained in the Loan Agreement described above.

The agreement will remain effective until SK Ceramic Valves or its designees have acquired 100% of the equity interests of Shengkai or substantially all of the assets of Shengkai. The exclusive purchase options were granted under the agreement on May 30, 2008.

Equity Pledge Agreement

The Equity Pledge Agreement, among SK Ceramic Valves, Shengkai, and all of the shareholders of Shengkai, provides that the shareholders of Shengkai will pledge all of their equity interests in Shengkai to SK Ceramic Valves as a guarantee of the performance of the shareholders’ obligations and Shengkai’s obligations under each of the other PRC restructuring agreements. The Equity Pledge Agreement contains promises from Shengkai and its shareholders that they will refrain from taking actions, such as voting to dissolve or declaring dividends, that could impair SK Ceramic Valves’ security interest in the equity of Shengkai or reduce its value. These promises are substantially the same as those contained in the Loan Agreement described above.

Under the Equity Pledge Agreement, the shareholders of Shengkai have also agreed (i) to cause Shengkai to have the pledge recorded at the appropriate office of the PRC Bureau of Industry and Commerce, (ii) to deliver any dividends received from Shengkai during the term of the agreement into an escrow account under the supervision of SK Ceramic Valves, and (iii) to deliver Shengkai’s official shareholder registry and certificate of equity contribution to SK Ceramic Valves. Additionally, on July 3, 2008, a Supplementary Agreement to the Equity Pledge was executed to authorize SK Ceramic Valves to fully and completely represent all shareholders of Shengkai to exercise their shareholder's rights in Shengkai, including shareholders’ voting rights at shareholder meetings.

Completion of the PRC Restructuring

The PRC Restructuring Agreements were executed on May 30, 2008. However, SK Ceramic Valves is required under the agreements to complete additional post-closing steps required in order to maintain its good standing under PRC law. These steps include SK Ceramic Valves making required regulatory filings and giving proof to regulatory authorities that it has received the required portion of its registered capital as of the deadline required under PRC law. Specifically, SK Ceramic Valves must receive 15% of its total registered capital of $15 million by July 9, 2008, and the remaining $12.75 million by April 9, 2010, in order to maintain the validity of its business license and its certificate of approval to exist as a wholly foreign-owned entity in the PRC issued by the Tianjin Municipal Government and the Tianjin Administration for Industry and Commerce, respectively. This license and approval would become invalid and be immediately cancelled if SK Ceramic Valves were to fail to make timely payment of the first installment of its registered capital, in which case we could cease to have any claim to control Shengkai under PRC law.

As of June 16, 2008, $13,180,000 had been contributed as the registered capital of SK Ceramic Valves. The remaining portion of SK Ceramic Valve’s registered capital ($4,600,000) had been contributed and verified as of August 1, 2008.

As a result of the consummation of the PRC Restructuring Agreements above, the contributions of Shengkai’s registered capital, and therefore the ownership of Shengkai, took the form represented in the table below:

Name of Shareholder	Amount of Contribution (RMB)	Percent of Capital Contribution
Wang Chen	45,689,600	71.39
Guo Wei	8,531,200	13.33
Zhao Yanqiu	4,192,000	6.55
Ji Haihong	4,192,000	6.55
Zhang Ying	307,200	0.48
Miao Yang	307,200	0.48
Chen Fang	307,200	0.48
Wu Yanping	236,800	0.37
Liu Naifan	236,800	0.37
Total	RMB64,000,000	100%

Reverse Merger Transaction

On June 9, 2008, through our wholly-owned subsidiary Shen Kun Acquisition Sub Limited, we entered into a Merger Agreement and Plan of Reorganization with (i) Shen Kun, (ii) the owners of all of the outstanding voting stock of Shen Kun, and (iii) our then-controlling shareholders, Vision Opportunity China LP, Castle Bison, Inc., Martin Sumichrast, and Ralph Olson. The Shen Kun shareholders with whom we consummated the merger included (i) the majority holder, Long Sunny Limited, a British Virgin Islands company (which owned 84.72% of Shen Kun’s common stock), a majority of the stock of which may be acquired in the future by our Chief Executive Officer, Mr. Wang Chen, pursuant to a call option held by Mr. Wang, (ii) five individual minority shareholders: Mr. Miao Yang, Ms. Zhang Ying, Ms. Chen Fang, Mr. Wu Yanping, Mr. Liu Naifan (who collectively owned 2.18% of Shen Kun’s common stock), and (iii) two entity minority shareholders, Groom Profit Holdings Limited, a British Virgin Islands company (solely owned by Ms. Zhao Yanqiu), and Right Idea Holdings Limited, a British Virgin Islands company (solely owned by Ms. Ji Haihong) (who each owned 6.55% of Shen Kun’s common stock, respectively).

Under the terms of the Merger Agreement and Plan of Reorganization, we acquired control of Shen Kun, a British Virgin Islands company and the parent company of SK Ceramic Valves, a wholly foreign-owned entity organized under the laws of the PRC, by issuing 20,550,000 shares of common stock to the Shen Kun shareholders as merger consideration for 100% of the common stock of Shen Kun. Immediately after the closing of the Merger Agreement and Plan of Reorganization, we had a total of 22,112,500 shares of common stock outstanding, with the Shen Kun shareholders (and their assignees) owning approximately 92.9% of our outstanding common stock on a non-diluted basis. Shen Kun Acquisition Sub Limited was dissolved and Shen Kun, the surviving entity, became our wholly-owned subsidiary.

Private Placement (June 2008 Financing)

In connection with the consummation of the Reverse Merger Transaction, on June 11, 2008 we consummated a financing for the sale of Units for the aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit (“the June 2008 Financing”). Each Unit consists of one share of Southern Sauce Preferred Shares, convertible into one share of common stock, and one Warrant equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares. The description of other material terms and conditions of the June 2008 Financing are set forth below.

Securities Purchase Agreement

In connection with the reverse merger transaction, on June 10, 2008 we entered into and on June 11, 2008 consummated a Securities Purchase Agreement (the “June 2008 Purchase Agreement”) with certain Purchasers, namely Vision Opportunity China LP, for the sale of Units at an aggregate purchase price of $15,000,000, each unit consisting of one Preferred Share and one Warrant with an exercise price of $3.52 per share, exercisable for a period of five years from the closing date.

On June 11, 2008, the aggregate purchase price paid for the Units was $15,000,000 (the “First Closing”). Pursuant to the June 2008 Purchase Agreement, on or before June 30, 2008, we had the option to sell in a second closing an additional number of Units for an aggregate price that was the difference between the gross proceeds from the First Closing and $20,000,000 (the “Second Closing”).

Each Preferred Share is convertible, at the option of the holder, into one share of our common stock, subject to certain limitations, conditions and anti-dilutive adjustments, and to a 9.9% limitation on beneficial ownership of stock. As such, the Preferred Shares are convertible into an aggregate of 5,915,526 shares of our common stock.

The Warrants are exercisable in the aggregate for up to 7,098,632 shares of our common stock, or 120% of the total number of shares of common stock issuable upon conversion of the Preferred Shares purchased by each Purchaser, subject to a 9.9% limitation on beneficial ownership of common stock. The Warrants are exercisable for a term of five years from June 10, 2008 and may be exercised at any time after 18 months following June 10, 2008 if we do not have an effective registration statement to cover the common stock underlying the Warrants.

On September 16, 2007, Shengkai entered into a Financial Consulting Agreement (the “Mass Harmony Agreement”) with Mass Harmony Asset Management Limited (“Mass Harmony”). Pursuant to the Mass Harmony Agreement, Mass Harmony received an aggregate of 450,000 shares of common stock and 5% of the gross proceeds of the June 2008 Financing in Warrants, equivalent to warrants exercisable in the aggregate of up to 213,068 shares of our common stock. The services provided by Mass Harmony under the Mass Harmony Agreement include performing initial due diligence on Shengkai, preparing Shengkai’s business plan, and assisting in the corporate restructuring and financial documentation.

Pursuant to the Second Amendment to the June 2008 Purchase Agreement dated as of July 31, 2008, we are required to list and trade our shares of common stock on the Nasdaq Capital Market, the Nasdaq Global Market, the American Stock Exchange or any successor market thereto within eighteen (18) months of the First Closing, or our principal shareholder, Li Shaoqing (the “Principal Shareholder”), will be required to deliver to Vision Opportunity China LP an aggregate of 750,000 shares of common stock.

The Purchase Agreement also grants the following significant rights to Vision Opportunity China LP and places the following significant restrictions and obligations on us:

•
Subsequent financing participation. For two years after the date on which the initial registration statement to be filed by the Company under the registration rights agreement described below is declared effective by the Securities and Exchange Commission (“SEC”), Purchasers who continue to hold Preferred Shares have the right to participate in any subsequent sale of securities by Southern Sauce in order to purchase up to its pro rata portion of the total amount of securities sold in the subsequent sale equal to the percentage of the total Preferred Shares issued in the June 2008 Financing.

•	Consent for asset sale. We may not sell all or a substantial portion of our assets, except to a subsidiary, without the consent of the holders of a majority of the then-outstanding Preferred Shares.

•
Chief Financial Officer/Vice President of Investor Relations. As soon as possible after the First Closing, we are required to use our best efforts to appoint an individual who is fluent in English and acceptable to Vision Opportunity China LP to serve as Chief Financial Officer and/or Vice President of Investor Relations.

•
Investor relations fund. We must maintain an escrow account with $500,000 in connection with monies to be used for investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement described below and was funded at the Closing. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc.

•
U.S. visitation. For as long as Vision Opportunity China LP holds at least 5% of the aggregate total number of shares of common stock and Shares (as defined in the Purchase Agreement) of the Company on a fully-diluted basis, the Company must provide for its management to visit the United States at least twice each year to meet with potential investors.

Securities Escrow Agreement

On June 10, 2008 we entered into and on June 11, 2008 consummated a securities escrow agreement with Vision Opportunity China LP, as representative of the Purchasers under the June 2008 Purchase Agreement, the Principal Shareholder, and Loeb & Loeb LLP, as escrow agent (the “Securities Escrow Agreement”). In the Securities Escrow Agreement, as an inducement to the Purchasers to enter into the June 2008 Purchase Agreement, the Principal Shareholder agreed to deliver an aggregate of 5,915,526 shares of our common stock (the amount of common stock underlying the Preferred Shares) (the “Vision Escrow Shares”) to the escrow agent for the benefit of the Purchasers, and to forfeit some or all of those shares to the Purchasers in the event we fail to achieve certain financial performance thresholds for the 12-month periods ending June 30, 2008 and June 30, 2009.

Pursuant to the Second Amendment to the June 2008 Purchase Agreement and the First Amendment to the June 2008 Securities Escrow Agreement, both dated as of July 31, 2008, if we fail to list our common stock on the Nasdaq Capital Market, Nasdaq Global Market, American Stock Exchange or any successor market thereto within eighteen (18) months of June 10, 2008, 750,000 shares of common stock owned by Principal Shareholder will be distributed to Vision Opportunity China LP.

Investor and Public Relations Escrow Agreement

On June 10, 2008 we entered into and on June 11, 2008 consummated an Investor and Public Relations Agreement with Vision Opportunity China LP and Sichenzia Ross Friedman Ference LLP, as escrow agent. Pursuant to the agreement, $500,000 of the proceeds of the June 2008 Financing was deposited into an escrow account with Sichenzia Ross Friedman LLP for use in investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement described below and was funded at the closing. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc.

Registration Rights Agreement

On June 10, 2008 we entered into and on June 11, 2008 consummated a Registration Rights Agreement with Vision Opportunity China LP (the “Vision RRA”), under which we agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 under the Securities Act (“Rule 415”) providing for the resale of (i) all of the shares of common stock issuable on conversion of the Preferred Shares, (ii) all of the shares of common stock issuable upon exercise of the Warrants, (iii) 1,304,750 shares of common stock held by certain shareholders before the Reverse Merger Transaction, (iv) all of the Vision Escrow Shares delivered to Vision Opportunity China LP under the Securities Escrow Agreement described above, and (v) all of the 750,000 shares of common stock that the Principal Shareholder will be required to deliver to Vision Opportunity China LP in case the Company does not meet the deadline for listing on a national securities exchange.

Under the terms of the Vision RRA, we are required to have a registration statement filed with the SEC within 45 days after the earlier of the date of the Second Closing or June 30, 2008, and declared effective by the SEC not later than November 27, 2008.

We are required to pay liquidated damages in an amount equal to 1 percent of Vision Opportunity China LP’s initial acquisition of Preferred Shares pursuant to the June 2008 Purchase Agreement for each month past the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective, or for any period that we cause our common stock to be delisted from the OTC Bulletin Board, up to a maximum of 10 percent of the purchase amount of the Units. The number of shares of Preferred Shares issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under Rule 415.

The registration rights agreement also provides for additional demand registration rights in the event that Vision Opportunity China LP is unable to register all of the registrable securities in the initial registration statement and grants holders of registrable securities customary piggy back rights during any time when there is not an effective registration statement providing for the resale of the registrable securities.

The terms of the Vision RRA are subject to a registration rights agreement that was consummated on June 11, 2008 by and between the Company and certain shareholders pre-existing the reverse merger (the “Shareholder RRA”). Under the terms of the Shareholder RRA, the Company granted registration rights to certain shareholders existing prior to the reverse merger transaction, by which the shareholders were granted registration rights for the registration of an aggregate of 1,304,750 shares of common stock. The shareholders will be entitled to cash liquidated damages in the amount equal to .75% of the value of each shareholder’s registrable securities (using a value of $2.54 per share to calculate the amount of such shareholder’s registrable securities) on the date that it fails to register the securities under the terms of the agreement and for each calendar month or portion thereof until the failure is cured, up to a maximum amount of 10% of the value of the shareholder’s securities (using a value of $2.54 per share to calculate the amount of such shareholder’s registrable securities).

Lock-Up Agreement

On the Closing Date, we entered into an agreement with various shareholders of Long Sunny Limited and members of Shengkai’s management under which, in order to induce Southern Sauce and the Purchasers to enter into the June 2008 Financing, each of the seven shareholders and managers listed below agreed that (i) they will not sell or transfer any shares of our common stock held as of the Closing Date until at least 12 months after the effective date of the initial registration statement to be filed under the Vision RRA described above, and (ii) for an additional 24 months after the end of that 12 month period, it will not sell or transfer more than one-twelfth of its total shares of that common stock during any one month.

The shareholders subject to the Lock-Up Agreement are:

•	Wang Chen, our CEO.
•	Li Shaoqing
•	Guo Wei
•	Liu Xiaoqian
•	He Li
•	Ruan Xianqyi
•	Li Juan

Private Placement (July 2008 Financing)

On July 18, 2008, we sold to Blue Ridge Investment, LLC, Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit (the “July 2008 Financing”). As in the June 2008 Financing, each Unit consists of one Preferred Share, convertible into one share of common stock, and one Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares. The description of other material terms and conditions of the July 2008 Financing are set forth below.

Securities Purchase Agreement

On July 18, 2008, we entered into and consummated a Securities Purchase Agreement (the “July 2008 Purchase Agreement”) with Blue Ridge Investments, LLC for the sale of Units at an aggregate purchase price of $5,000,000, each unit consisting of one Preferred Share and one Warrant with an exercise price of $3.52 per share, exercisable for a period of five years from issuance.

Each Preferred Share is convertible, at the option of the holder, into one share of our common stock, subject to certain limitations, conditions and anti-dilutive adjustments, and to a 9.9% limitation on beneficial ownership of stock. As such, the Preferred Shares are convertible into an aggregate of 1,971,842 shares of our common stock.

The Warrants are exercisable in the aggregate for up to 2,366,211 shares of our common stock, or 120% of the total number of shares of common stock issuable upon conversion of the Preferred Shares purchased by each Purchaser, subject to a 9.9% limitation on beneficial ownership of common stock. The Warrants are exercisable for a term of five years from July 18, 2008 and may be exercised at any time after 18 months following July 18, 2008 if we do not have an effective registration statement to cover the common stock underlying the Warrants.

Pursuant to the Mass Harmony Agreement dated as of September 16, 2007, Mass Harmony also received 5% of the gross proceeds of the July 2008 Financing in Warrants, equivalent to warrants exercisable in the aggregate of up to 71,023 shares of our common stock. The services provided by Mass Harmony under the Mass Harmony Agreement include performing initial due diligence on Shengkai, preparing Shengkai’s business plan, and assisting in the corporate restructuring and financial documentation.

Pursuant to the First Amendment to the July 2008 Purchase Agreement dated as of July 31, 2008, we are required to list and trade our shares of common stock on the Nasdaq Capital Market, Nasdaq Global Market, American Stock Exchange or any successor market thereto within eighteen (18) months of July 18, 2008, or the Principal Shareholder, will be required to deliver to Blue Ridge Investments, LLC an aggregate of 250,000 shares of common stock.

The July 2008 Purchase Agreement also grants the following significant rights to Blue Ridge Investments, LLC and places the following significant restrictions and obligations on us:

•
Subsequent financing participation. For two years after the date on which the initial registration statement to be filed by the Company under the Registration Rights Agreement described below is declared effective by the Securities and Exchange Commission (“SEC”), if Blue Ridge Investments, LLC continues to hold Preferred Shares, it shall have the right to participate in any subsequent sale of securities by Southern Sauce in order to purchase up to its pro rata portion of the total amount of securities sold in the subsequent sale equal to the percentage of the total Preferred Shares issued in the July 2008 Financing.

•	Consent for asset sale. We may not sell all or a substantial portion of our assets, except to a subsidiary, without the consent of the holders of a majority of the then-outstanding Preferred Shares.

•
Chief Financial Officer/Vice President of Investor Relations. As soon as possible after the Closing Date, we are required to use our best efforts to appoint an individual who is fluent in English and acceptable to Vision Opportunity China LP and to Blue Ridge Investments, LLC to serve as Chief Financial Officer and/or Vice President of Investor Relations.

•
Investor relations fund. We must maintain an escrow account with $500,000 in connection with monies to be used for investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement entered into by and between the Company, Vision Opportunity China LP and Sichenzia Ross Friedman Ference LLP, as escrow agent, dated as of June 10, 2008 and was funded on June 11, 2008. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc.

•
U.S. visitation. For as long as Vision Opportunity China LP or Blue Ridge Investments, LLC holds at least 5% of the aggregate total number of shares of common stock and Shares (as defined in the Purchase Agreement) of the Company on a fully-diluted basis, the Company must provide for its management to visit the United States at least 4 times each year to meet with potential investors.

Securities Escrow Agreement

On July 18, 2008, we consummated a securities escrow agreement with Blue Ridge Investments, LLC, the Principal Shareholder, and Loeb & Loeb LLP, as escrow agent (the “July 2008 Securities Escrow Agreement”). In the Securities Escrow Agreement, as an inducement to Blue Ridge Investments, LLC to enter into the July 2008 Purchase Agreement, the Principal Shareholder agreed to deliver an aggregate of 1,971,842 shares of our common stock (the amount of common stock underlying the Preferred Shares) (the “Blue Ridge Escrow Shares”) to the escrow agent for the benefit of Blue Ridge Investments, LLC, and to forfeit some or all of those shares to Blue Ridge Investments, LLC in the event we fail to achieve certain financial performance thresholds for the 12-month periods ending June 30, 2008 (“2008”) and June 30, 2009 (“2009”).

Pursuant to the First Amendment to the July 2008 Purchase Agreement and the First Amendment to the July 2008 Securities Escrow Agreement, both dated as of July 31, 2008, if we fail to list our common stock on the Nasdaq Capital Market, Nasdaq Global Market, American Stock Exchange or any successor market thereto within 18 months of July 18, 2008, 250,000 shares of common stock owned by Principal Shareholder will be distributed to Blue Ridge Investments, LLC.

Registration Rights Agreement

On July 18, 2008 we entered into and consummated a Registration Rights Agreement with Blue Ridge Investments, LLC (the “Blue Ridge RRA”), under which we agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 under the Securities Act (“Rule 415”) providing for the resale of: (i) all of the shares of common stock issuable on conversion of the Preferred Shares, (ii) all of the shares of common stock issuable upon exercise of the Warrants, (iii) all of the Blue Ridge Escrow Shares delivered to Blue Ridge Investments, LLC under the July 2008 Securities Escrow Agreement described above, and (iv) all of the 250,000 shares of common stock that the Principal Shareholder will be required to deliver to Blue Ridge Investments, LLC in case the Company does not meet the deadline for listing on a national securities exchange.

Under the terms of the Blue Ridge RRA, we are required to have a registration statement filed with the SEC within 45 days after the date of the Closing Date, or September 1, 2008, and declared effective by the SEC not later than December 15, 2008.

We are required to pay liquidated damages to Blue Ridge Investments, LLC in an amount equal to 1% of Blue Ridge Investments, LLC initial acquisition of Preferred Shares pursuant to the July 2008 Purchase Agreement for each month past the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective, or for any period that we cause our common stock to be delisted from the OTC Bulletin Board, up to a maximum of 10% of the purchase amount of the Units. The number of shares of Preferred Shares issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under Rule 415.

The registration rights agreement also provides for additional demand registration rights in the event that Vision Opportunity China LP unable to register all of the registrable securities in the initial registration statement and grants holders of registrable securities customary piggy back rights during any time when there is not an effective registration statement providing for the resale of the registrable securities.

The terms of the Blue Ridge RRA are subject to the Vision RRA described in the section entitled “Private Placement (June 2008 Financing)” above. Under the terms of the Vision RRA, we granted registration rights to Vision Opportunity China LP on similar terms as Blue Ridge under the Registration Rights Agreement, except that we are required to file a registration statement within 45 days after June 30, 2008, and such registration statement must be declared effective by the SEC not later than November 27, 2008.

The terms of the Blue Ridge RRA are also subject to the Shareholder RRA. Under the terms of the Shareholder RRA, the Company granted registration rights to certain shareholders existing prior to the reverse merger transaction, by which the shareholders were granted registration rights for the registration of an aggregate of 1,304,750 shares of common stock, as described in more detail in the section entitled “Private Placement (June 2008 Financing)” above.

Subsidiaries

As a result of the Reverse Merger, Shen Kun and SK Ceramic Values are our wholly-owned subsidiaries. Shengkai, the entity through which we operate our business, currently has no subsidiaries, either wholly-owned or partially-owned.

Business Overview

We believe that Shengkai is the one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics and is the only valve manufacturer who is able to produce large-sized ceramic valves with calibers of 150mm or more. Its product categories include a broad range of valves in all industries that are sold throughout China, to North America and other countries in the Asia-Pacific region. Totaling over 300 customers, the company became a supplier of China Petroleum & Chemical Corporation (“CPCC”) in 2005 and a member of the PetroChina Co. Ltd. (“PetroChina”) supply network in 2006. Shengkai is currently the only domestic ceramic valve manufacturer entering into the CPCC and PetroChina supply system, after a six-year application process.

Shengkai develops ceramic products with more than 700 types and specifications in 32 series, under nine categories. Of these, national patents have been obtained for 12 products, and applications for nine more are pending. Shengkai’s product won the title of “National Key New Product” four times from 1999-2003 and won a silver medal in the Shanghai International Industry Fair in 2002. In 2003, Shengkai obtained API authentication allowing export to North America and the Asia-Pacific region and CE authentication allowing export to EU in 2003.

Presently, the technology of other domestic and overseas industrial ceramic valves manufacturers limits production to small-bore ball valves with pressure levels below 2.5MPa. In contrast, Shengkai produces a variety of ceramics in every category (gate valve, ball valve, back valve, adjustable valve, cut-off valve and special valve) and produce more than 700 specifications that sustain a maximum pressure level of 42MPa. The largest ceramic valve caliber produced by Shengkai is 1,000mm; currently, we believe that other manufacturers in the world only produce ceramic ball valves and ceramic adjustable valves with 150mm caliber or less.

Business History

Shengkai was established in June 1994 with registered capital of RMB310,000 and an initial business scope covering the production and sales of spray mixtures and ceramic valves. The stock ownership was jointly held by eight shareholders including Wang Chen, the largest shareholder of the company.

In October 1995, Shengkai increased its registered capital to RMB1 million through capital and equity increase; Wang Chen contributed RMB810,000 and the remaining shares were held by the other seven shareholders. In November 2000, the registered capital increased to RMB15 million and the company’s business scope was changed to the design, manufacturing and sales of ceramic valves, manufacturing and sales of high-tech ceramic material, technical consultation and service, and export of such products and related technologies.

Overview of the Ceramic Valve Industry in China

         At present, the world valve industry is in a stage of stable development. According to statistical data in “Industrial Valves: World Markets” report published by the McIlvaine Company (the “McIlvaine Report”), the growth rate of the world sales volume of valves has remained at a level of approximately 5% since 2000. As of 2006, there are more than 50,000 valve manufacturers with valve sales volume reaching $43 billion.

Since reforming and opening its markets, China’s valve industry has developed rapidly, especially during the country’s “Tenth Five-Year Plan”. At the end of 2006, the number of Chinese valve manufacturers was up to over 4,000, representing 8% of the world’s total suppliers; 1,438 of them have sales of over RMB5 million, nearly 200 of them have output value of RMB50 million. According to the statistical data by the China National Bureau of Statistics, total output in China’s valve industry reached 2.06 million tons in 2006, which increased 17.34% compared with the previous year; gross industrial output value reached RMB62 billion, which increased 20% compared with the previous year. The Bureau of Statistics further estimated that China’s valve industry experienced a growth rate of over 20% in 2007.

Market dispersion is more pronounced in the valve industry than many other industries and subjects to intense competition: the top 15 of the world manufacturers had a sales volume less than $7 billion in 2006 with a world market share of approximately 20%, according to the McIlvaine Report; according to statistical data in “ Valve Communication” published by the China Valve Industrial Association, the top 10 Chinese valve industry manufacturers only had a sales volume of RMB4.63 billion, with a Chinese market share of less than 7 percent.

Operations of Shengkai

Shengkai designs, manufactures and distributes ceramic valves in 32 series under 9 categories, covering almost every general type of valve available for industrial use in the world. Shengkai’s valve sizes range from 32mm to 1000mm and can withstand pressure up to 42MPa. The company provides a series of services related to industrial ceramic valves, including manufacture, installation and maintenance of general industrial ceramic valves, as well as the design and manufacture of various non-standard ceramic valves as required by customers’ special operating conditions.

Production is comprised of three processes: ceramic piece production, machine-work of ceramic and metal components, and assembly. Currently, the total area of the production plant is 4,940 m2, with 51 sets of machine tools, of which 17 sets are for ceramics, and two sets of digitally controlled machine tools. Ceramic valve output in 2007 was 6,969 sets.

Ceramics are friable and non-plastic and, given that to-date we believe that there is no special equipment available for ceramic processing in the world, as such can not only be difficult to process but also have a limited field of application. Shengkai has overcome these disadvantages by applying the following features to its products:

•	adding zirconia to alumina ceramics to increase toughness and resistance to corrosion;
•	successfully using Martensite transformation toughening technology to increase toughness and reduce deformability; and
•	applying nano-sized powder technology to improve toughness and other features.
•	altering existing metal processors so as to enable Shengkai to apply cold-working techniques to its ceramic products.

Shengkai has developed a solid solution and agent that lowers firing temperature and enhances the homogeneous dispersion of ceramic pulp, applying the theories of solid solution, chemical dispersion and the rational sintering temperature curve. This technology effectively controls the contraction ratio during the ceramic sintering process to greatly improve the rate of finished products. Currently, the rate of sintered finished goods of various calibers of Shengkai’s valve products has reached over 90%, and firing temperatures for Shengkai’s products are 80°C-120°C lower than the world standard in the industry.

Shengkai has also developed various joint technologies under various temperatures, so as to solve problems that arise from the combination of ceramics and metal with different coefficients of thermal expansion and to ensure that the valves produced are leak-proof. Shengkai mainly selects ceramic material of partially stabilized zirconia (PSZ), tetragonal zirconia polycrystal (TZP), zirconia-toughened alumina (ZTA) and zirconia toughened mullite (ZTM).

We believe that Shengkai's ability to produce a comprehensive category of high-quality ceramic products, together with its self-developed ceramic processor, leak-proof valve sealing technology and strong technology development capacity, distinguish it from its domestic and international competitors.

Products

Shengkai mainly produces industrial ceramic valves with calibers up to 1,000mm in various types and in different combinations of ceramic and metal coefficients, depending on their use. Ceramic valves perform significantly better than metal valves due to higher wear resistance, corrosion resistance, high temperature resistance and thermal shock resistance. We estimate that the average service life of our ceramic valves are at least 20 times of that of comparably-sized metal valves currently in the market.

Customers and Suppliers

        As of June 30, 2008, the following material sales contracts were active and still being fulfilled:

No.	The Other Party	Object	Amount (RMB)	Date of Execution
1	Anhui Huainan Luoneng Power Generation Co., Ltd.	Valves	1,937,463	04/10/2008
2	Jiangxi Xinghuo Machinery Company Changsha Branch	Valves	1,846,992	04/15/2008
3	Wuhan Kaidi Electric and Environmental Protection Co., Ltd.	Valves	1,813,677	06/05/2008
4	Beijing Guodian Longyuan Environmental Engineering Co., Ltd.	Valves	1,559,487	05/15/2008
5	Datang Qitai River Power Generation Co., Ltd.	Valves	1,533,613	04/15/2008
6	Zhonghai Petrochemical and Chemical (China) Co., Ltd.	Valves	1,337,678	06/17/2008
7	Tianjin Chentang Thermoelectricity Co., Ltd.	Valves	1,279,565	06/15/2008
8	Beijing Boqi Electric Technology Co., Ltd.	Valves	981,410	05/05/2008
9	Changzhou Jianghe Mile Electric Metallurgy Equipment Manufacture Co., Ltd.	Valves	855,783	06/11/2008
10	Zhejiang Huanqiu Power Station Valve Co., Ltd Changchun Branch	Valves	849,918	05/05/2008

For the year ended June 30, 2008, Shengkai’s top 10 customers were as follows:

Major customers and sales amount for the year ended 2008

Name	Amount (RMB)
Datang Qitai River Power Generation Co., Ltd.	17,253,633.32
Dezhou Power Plant under Huaneng Power International, Inc.	11,197,436.18
Anhui Huainan Luoneng Power Generation Co., Ltd.	8,551,011.97
Xinjiang Duzishan Petrochemical and Chemical Construction Co., Ltd.	7,653,468.38
Zhenjiang Huanqiu Power Station Valve Co., Ltd. Changchun Branch Company	7,067,250.42
Datang Chang Mountain Thermoelectricity Plant	6,709,399.98
Hunan Yiyang No. 2 Power Generating Co., Ltd.	6,131,890.63
Guodian Bengbu Power Plant	6,108,519.92
Tianjin Chentang Thermoelectricity Co., Ltd.	5,781,399.08
Beijing Guodian Longyuan Environmental Engineering Co., Ltd.	5,621,048.71

For the year ended June 30, 2007, Shengkai’s top 10 customers were as follows:

Major customers and sales amount for the year ended June 30, 2007

Name	Amount (RMB)
Hunan Yiyang No. 2 Power Generating Co., Ltd.	8,795,854
China Resources Power Hunan Co., Ltd.	4,524,498
Guodian Quanzhou Generating Co., Ltd.	4,414,137
Dezhou Power Plant under Huaneng Power International, Inc.	4,270,465
Beijing Guodian Longyuan Environmental Engineering Co., Ltd.	2,645,406
Zhenjiang Power Station Auxiliary Machinery Plant	4,648,453
Qinghai Qiaotou Co., Ltd.	1,294,989
Huadian Fujian Shaowu Power Generation Co, Ltd.	642,115
Guodian Yongfu Generating Co., Ltd.	2,070,832
Shanxi Lujin Wangqu Power Generation Co., Ltd.	185,203

For the year ended June 30, 2006, Shengkai’s top 10 customers were as follows:

Major customers and sales amount for the year ended June 30, 2006

Name	Amount (RMB)
Hunan Yiyang No. 2 Power Generating Co., Ltd.	2,864,500
China Resources Power Hunan Co., Ltd.	3,065,278
Guodian Quanzhou Generating Co., Ltd.	1,098,821
Dezhou Power Plant under Huaneng Power International, Inc.	1,326,948
Beijing Guodian Longyuan Environmental Engineering Co., Ltd.	1,347,362
Zhenjiang Power Station Auxiliary Machinery Plant	1,479,874
Qinghai Qiaotou Co., Ltd.	3,283,385
Huadian Fujian Shaowu Power Generation Co, Ltd.	2,162,592
Guodian Yongfu Generating Co., Ltd.	2,401,962
Shanxi Lujin Wangqu Power Generation Co., Ltd.	4,120,959

For the year ended June 30, 2008, Shengkai’s top 10 suppliers were as follows:

Suppliers and purchase amount for the year ended 2008

Name	Amount (RMB)
Botou Alloy Casting Plant	9,164,139.73
Tianjin Dongrui Foundry Co., Ltd.	6,801,853.11
Tianjin Baili Ertong Machinery Co., Ltd.	4,122,075.62
Nansuo Construct Plastic Produce (Shenzhen) Co., Ltd.	3,343,373.74
Beijing Huasheng Weiye Industry Trade Company	2,873,239.50
Tianjin Zhiliang Metal Forging Co., Ltd.	2,709,140.68
Tianjin Jinwan’an Pneumatic Hydraulic Complete Equipment Co., Ltd.	2,438,064.95
Tianjin Tiansha Haiyan Grinding Tools Manufacturing Co., Ltd.	2,041,233.64
Beijing Zhongyuan Kaifa Hight Pressure Valve Co., Ltd.	2,009,471.76
Shanghai Yuelong Material Co., Ltd.	1,863,865.19

For the year ended June 30, 2007, Shengkai’s top 10 suppliers were as follows:

Suppliers and purchase amount for the year ended June 30, 2007

Name	Amount (RMB)
Beijing Huasheng Weiye Industry Trade Company	1,899,405.73
Ouma Actuator (Tianjin) Co., Ltd.	2,354,136.74
Shanghai Luoxun Automation Control Co., Ltd.	2,675,288.02
Tianjin Tiansha Haiyan Grinding Tools Manufacturing Co., Ltd.	3,673,159.68
Tianjin Zhiliang Metal Forging Co., Ltd.	3,806,381.42
Tianjin Jinwan’an Pneumatic Hydraulic Complete Equipment Co., Ltd.	3,841,403.14
No. 11 Automation Instrumentation Plant under Shanghai Automation Instrumentation Co., Ltd.	4,333,211.96
Tianjin Dongrui Foundry Co., Ltd.	5,401,076.62
Tianjin Baili Ertong Machinery Co., Ltd.	6,673,921.80
Botou Alloy Casting Plant	7,505,041.06

For the year ended June 30, 2006, Shengkai’s top 10 suppliers were as follows:

Suppliers and purchase amount for the year ended June 30, 2006

Name	Amount (RMB)
Tianjin Xinshengqiang Nonferrous Metals Co., Ltd.	538,752.29
Tianjin Kaiming Metal Materials Co., Ltd.	904,287.76
Shanghai Yuelong New Materials Co., Ltd.	1,466,529.72
Tianjin Tiansha Haiyan Grinding Tools Manufacturing Co., Ltd.	1,519,322.11
Tianjin Jinhan Trade Co., Ltd.	1,634,408.72
Tianjin Zhiliang Metal Forging Co., Ltd.	2,735,274.41
Tianjin Dongrui Foundry Co., Ltd.	3,440,285.87
Tianjin Jinwan’an Pneumatic Hydraulic Complete Equipment Co., Ltd.	3,462,773.48
Botou Alloy Casting Plant	5,284,073.53
Tianjin Baili Ertong Machinery Co., Ltd.	9,476,479.52

  Marketing and Sales

In 2008, Shengkai spent RMB342,486.80 for marketing and sales efforts and in 2009 plans to invest an additional RMB 2,646,162. Such funding will be used to implement the following strategies to achieve our sales objectives:

Targeted marketing: Two market departments will be set up for domestic and overseas markets: Department No. 1 will be responsible for domestic marketing and engaging in direct sales for regular customers and sales via agents for spot sales. Sales teams will be set up by geographical region. Currently, Shengkai has set up distribution offices in Hunan, Jilin, Heilongjiang, Hebei, Jiangxi and Hubei and plans to increase its sales force, enlarge investment in marketing and increase sales volume. Due to geographical limitations and cultural differences, Department No. 2 will engage in no direct sales, but will instead utilize foreign agents to conduct sales in international markets. We have already obtained approval and authentication to export to Europe, North America, and the Asia-Pacific region.

Sales training: Each sales personnel member in the company will be trained in grass-roots production before starting work, so as to become familiar with production flow and product characteristics. The HR department has prepared a training plan aimed at sales personnel to educate them in sales and product knowledge. To ensure the professionalism of our employees, all of our sales personnel must pass an exam following training, before they may start work.

Value-added services: Shengkai will enhance the quality of our before-sales, during sales and after-sales service. Shengkai will develop before-sales technical design service to achieve a perfect connection of product with customer demand.

New industries: Shengkai aims to increase sales to customers in the environmental protection and electric power industry. Shengkai will also dedicate its energies to expanding our market into new fields like petrochemicals, metallurgy and ore mining. In the fiscal year 2008, revenue was $32,355,692.93, with the power industry comprising approximately 80.3% of revenue, and the aluminum, petrochemical and chemical, metallurgy and other industries comprising approximately 1.5%, 7.3%, 6.4% and 4.4%, respectively. We have already taken the first step toward entering the petrochemical industry market by gaining the qualification of first-class supplier for PetroChina and CPCC.  We estimate that by fiscal year 2009, the petrochemical industry will comprise approximately 20% of Shengkai's revenue, and the metallurgy, aluminum and power industries will comprise 10%, 5%, and 65% of Shengkai's revenue, respectively.

Competition

Competitive Environment

Currently, the world ceramic valve industry is still in its infancy. Ceramic valves represent a very small proportion in the industrial valve industry. According to our estimates, sales volume for ceramic valves in China represented less than 1% of the total volume for industrial valves in China in 2006.

Shengkai’s main competitors are manufacturers of metal valves, which currently still represent the majority market share in the valve market.  Although the unit price of metal valves is typically cheaper than the unit price of ceramic valves, ceramic valves are more durable than metal valves and as such are most cost-effective than metal valves. Primary Chinese metal valve competitors include Sufa Technology Industry Co., Ltd. CNNC, Neway Valve (Suzhou) Co., Ltd., Hunan Kefeng High-Pressure Valves Co., Ltd., and Lanzhou High-Pressure Valves Co., Ltd.

Within the ceramic valve industry, at present we estimate that we represent over 70% of the Chinese market. The business of our primary ceramic valve competitors is briefly described below:

Ceresist Inc. Primary line of business: high quality ceramic ball valve and ceramic pipeline manufacture. Single equipment is used for structural ceramics production, resulting in few varieties, small caliber and high production cost of ceramic valves. There is no branch in China so far.

Fujikin of America Inc. Primary line of business: semiconductor material and ceramic valves, particularly small ceramic adjustable ball valves. Fuji kin specializes in the manufacture of control devices for valves, but it relies primarily on outsourcing for its ceramic valve cores. There is no branch in China so far.

Shenzhen Nanbo Structure Ceramics Co., Ltd. Primary line of business: series of high-quality small-sized ceramic ball valves with ball, with favorable market share. Its production mainly relies on imported ceramic equipment with single variety and small caliber. The company conducts no R&D of ceramics and does not have large-scale production capacity for ceramic valves.

Many of our international competitors, in particular, have longer operating histories and have more established relationships with customers and end users and are engaged in major markets of general industrial products and cutting edge technology fields. However, with respect to the niche market of ceramic valves manufacture, presently U.S. valve manufacturers Ceresist and Fuji Kin have a mature production scale for ceramic valves, but they do not make industrial ceramics development and ceramic valve production their main line of business, and they rely on either single-use equipment or outsourcing for production of ceramic components. In China, aside from Shengkai, there are fewer than 10 domestic ceramic valve manufacturers, all of which have sales volumes below RMB5 million. With the exception of Shenzhen Nanbo Structure Ceramics Co., Ltd., these companies mainly depend on outsourcing for ceramic pieces.

Our Competitive Advantages

At present, we estimate that we represent over 70% of the market share in the Chinese ceramic valve market. Given our early entry into the ceramic valve market, we believe we enjoy a leading position in China because of our head start in ceramic material technology and valve assembly.

Presently, the technology of other domestic and overseas industrial ceramic valves manfacturers limit production to small-bore ball valves with pressure levels below 2.5MPa. In contrast, Shengkai produces a variety of ceramics in every category (gate valve, ball valve, back valve, adjustable valve, cut-off valve and special valve) and produce more than 700 specifications that sustain a maximum pressure level of 42MPa. The largest ceramic valve caliber produced by Shengkai is 1,000mm; currently, we believe that other manufacturers in the world only produce ceramic ball valves and ceramic adjustable valves with 150mm caliber or less. We believe that Shengkai's ability to produce a comprehensive category of high-quality ceramic products, together with its self-developed ceramic processor, leak-proof valve sealing technology and strong technology development capacity, set it apart from its domestic and international competitors.

Shengkai has established a cooperative relationship with Tianjin University of Science & Technology. The company will further strengthen cooperation with colleges and universities, so as to realize a better integration of practical experience of the company and intellectual resources of the universities.

Our Future Goals and Expansion Plans

We have the following near-term goals for our company:

•
Develop new technology for the industry. We plan to increase investment in technology development and continue conducting research on engineering structural ceramics that will advance the ceramic industrial valve market.

•	Lower production costs. We plan to digitalize its machinery and streamline its valve production so as to lower the production cost of ceramic valves and hasten their substitution for metal valves.
•
Internationalization. Currently, we have started to gain brand awareness in the overseas valve market. We will keep expanding market share in the international market via well-known foreign agents, so as to enhance sales volume and profit in the international market.

Raw Materials and Equipment

Raw materials required for valve production includes metal materials and ceramic materials like aluminum oxide and zinc oxide; a large number of spare parts in various specifications are also purchased during production. Our supply contracts typically bear renewable one year terms. The company implements the IO9001 quality system and as such is very strict with selection of equipment and material suppliers. Purchased machinery or kiln equipment in addition to raw materials are subsequently strictly inspected and examined by the quality control department, so as to prevent unqualified products from being put into the production flow.

Technology Development

The Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic value production (the Computer System) on August 26, 2007. The Company expected the Computer System to be delivered within 2 years and total cost is approximately $8,759,636 (RMB 60,000,000). Shengkai has already paid $4,379,818 (RMB 30,000,000) for the Computer System and is committed to pay the balance during next fifteen months.

Shengkai focuses its technology development on those product areas that have the highest demand, so as to speed-up market share expansion of ceramic valves, lower the risks of product development and promotion, and improve the company’s input-output ratio. Shengkai has also increased investment in nano ceramics performance enhancement via nano technology, so as to continue to increase the caliber, pressure and temperature scope of ceramic valves (and the displacement of metal valves in the market).

Shengkai is currently working to introduce a digital-control processing center to greatly enhance process precision and efficiency and will improve the over all quality of Shengkai’s valves. We anticipate the mode of an entire digital-controlled machine tool process will also reduce the need for a larger workforce while increasing the specialization of our workforce. We estimate that machinization will reduce labor costs for machine work personnel by 50-60% and installation personnel costs by 30%, in roughly the same proportion as productivity is expected to increase.

Intellectual Property

Effective on June 9, 2008, we assigned the trademark, “Kosher Magic Oy, That’s Good!,” Serial No. 78793035, to Michael Jordan for due consideration in the amount of $100.

In addition, Shengkai has certain intellectual property rights as listed below:

Patents

We have applied for and obtained nine patents in the PRC for the following products:

No.	Utility Models	Certificate No.	Utility Models No.	Designer	Application Date	Authorized Announcement	Owner
1	High temperature and high Pressure ceramic check valves in power station	755441	ZL 200420029890.0	Wang Chen	10/10/2004	2/1/2006	Shengkai
2	Preventing slag at the bottom of the wedge and abrasion-resistant ceramic slag-off valves	756887	ZL 200420029889.8	Wang Chen	10/10/2004	2/1/2006	Shengkai
3	Anti-fouling ceramic seal discharge valves	746044	ZL 200420029887.9	Wang Chen	10/10/2004	12/7/2005	Shengkai
4	Reciprocating sliding dual- plate ceramic sealing valves	756440	ZL 200420029886.4	Wang Chen	10/10/2004	2/1/2006	Shengkai
5	New ceramic replica valves	740358	ZL 200420029885.X	Wang Chen	10/10/2004	11/9/2005	Shengkai
6	External composite armor plate for tank	714858	ZL 2004 2 0029600.2	Wang Chen	8/24/2004	8/3/2005	Shengkai
7	The new V-shaped channel spherical valves	7155047	ZL 2004 2 0029601.7	Wang Chen	8/3/2004	8/3/2005	Shengkai
8	Cavitation and erosion-resistant high-pressure adjusting valves	715215	ZL 2004 2 0029602.1	Wang Chen	8/24/2004	8/3/2005	Shengkai
9	New ceramic three links valves	715416	ZL 2004 2 0029603.6	Wang Chen	8/24/2004	8/3/2005	Shengkai

Additionally, in January 2008, we applied for, and expect to obtain, patents for nine newer valve products, listed below:

No.	Utility Models	Type	Application No.	Application Date	Applicants
1	Ceramic valves with purge devices	Utility Model	200820002560.0	1/22/2008	Shengkai
2	Throttle ceramic valves	Utility Model	200820002561.5	1/22/2008	Shengkai
3	Fast-opening ceramic adjusting valves	Utility Model	200820002565.3	1/22/2008	Shengkai
4	Eccentric anti-seize abrasion-resistant spherical valves	Utility Model	200820002564.9	1/22/2008	Shengkai
5	Spherical ceramic adjusting valves	Utility Model	200820002562.X	1/22/2008	Shengkai
6	Ceramic butterfly valves	Utility Model	200820002563.4	1/22/2008	Shengkai
7	Ceramic seal switching valves	Utility Model	200820002566.8	1/22/2008	Shengkai
8	Fine-tuning ceramic adjusting valves	Utility Model	200820002567.2	1/22/2008	Shengkai
9	Hemispherical ceramic adjusting valves	Utility Model	200820002559.8	1/22/2008	Shengkai

Shengkai has entered into patent transfer agreements with Mr. Wang Chen for the following products:

Name	Patent No.	Application Date	Approval date
Sealing device for heat, pressure and wear resistant valve	ZL 98 2 190654	September 24, 1998	October 23, 1999
High temperature, pressure, corrosion and wear resistant valve	ZL 98 2 190662	September 24, 1998	September 11, 1999

Such patent transfer agreements have not yet been registered with the State Intellectual Property Office.

Mr. Wang also owned a utility model patent named “Wear resistant slab delivering gate valve,” which was transferred to Shengkai pursuant to a patent transfer agreement.  The application date for such patent was August 24, 1995 and has since expired.

Trademarks and Domain Names

Shengkai has registered seven trademarks for “SK” and “Shengkai” with the Trademark Bureau under the State of Administration for Industry & Commerce, all of which are effective:

Trademark	Certificate No.	Category	Registrant	Valid Term
	No.1239606	No.6: metal valves (parts of non-machinery)	Shengkai	1/14/1999 to 1/13/2009
“SK”	No.1717597
No.6 :metal valves (parts of non-machinery), metallic pipe fittings, metallic pipe reinforcement material, metallic pipes fittings of compressed air pipes, metallic pipes, metallic pipes of air conditioning equipment, metallic drip valves, metallic sleeve, conduits and pipes of central heating equipments, metallic pipes of central heating
			Shengkai	2/21/2002 to 2/20/2012
No.4152529
No.2: black clear lacquer, chinaware silver lacquer, platinum glaze for brightening ceramic materials, ceramic coating, white dye or paint, non-viscous chemical coating, within and external walls of bright water-soluble spray plastic, metal anti-rust formulations, metal used protection formulations, ceramic materials with paint, antirust oil
			Shengkai	5/7/2007 to 5/6/2017
	No.4152532	No.20: non-metallic valves, non-metallic ball valves, plastic water pipe valves, plastic drip valves	Shengkai	5/7/2007 to 5/6/2017
No.4152527
No.7:   mud pumps for petroleum, power station boilers and auxiliary equipments, centrifugal pumps, pumps, valves, the flap valves, pressure valves and give up valves, hydraulic valves, control valves, engine nozzles, electrostatic industrial equipments, conveyor
			Shengkai	10/14/2006 to 10/13/2016
No.4152528
No.6:   Armored plates, metallic valves (non-machinery parts), metallic ceramics, metallic drip valves, metallic pipes, metallic water pipes, metallic spray-head, metallic nozzles, metallic piping elbows
			Shengkai	10/14/2006 to 10/13/2016
No.4152533
No.11: slag of furnace automatic transmission installations, valves steam heating equipments, taps, plumbing plugs, sewer equipments, plumbing modulator switches, water equipments, air purification equipments and machinery, gas purification devices, ionizing air handling equipments, flues, flues in chimney, air filtration equipments
			Shengkai	10/14/2006 to 10/13/2016

Shengkai has registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
“Ceramicvalve.net”	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)
“Shengkai.com”	Shengkai	N/A	6/15/2009
	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)
	Shengkai	4/16/2007	4/16/2009 (extended from 4/16/2008)
	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)
	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)
	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)
	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)

Employees

As of September 9, 2008, Shengkai had 136 employees, 60 of which possess a diploma over junior college level, representing 44.12% of the work force recruited. We currently have three senior-level professionals and 10 mid-level professionals with graduate degrees.

Employee benefits include five state-mandated insurance plans:

•
Old-age insurance: We withhold a portion of each employee’s average monthly salary from the prior year, as determined by the provincial government, generally 8%, and contribute an additional amount determined by law, up to approximately 20% of such average monthly salary.

•
Medical insurance: We withhold approximately 2% of each employee’s average monthly salary from the prior year and contribute an additional amount totaling approximately 10% of such average monthly salary.

•
Unemployment insurance: We withhold approximately 1% of each employee’s average monthly salary from the prior year, and contribute an additional amount totaling approximately 2% of such average monthly salary.

•	Maternity insurance: We contribute an amount totaling approximately 0.8% of each employee’s average monthly salary from the prior year.

•	Industrial injury insurance: we contribute an amount totaling approximately 0.5% of each employee’s average monthly salary from the prior year.

In the year ended June 30, 2008, our average compensation per employee per month was RMB3,800, or approximately $555. We also pay benefits in the form of social security insurance fees for employees required such insurance under PRC law.

We have a system of human resource performance review and incentive policies that allows personnel reviews to be carried out monthly or bi-monthly, depending on the length of service.

Government Regulation

        We are subject to a wide range of regulation covering every aspect of our business. The most significant of these regulations are set forth below. In each case, we have passed the most recent required inspections and have received appropriate and up-to-date licenses, certificates and authorizations, as set forth in the next subsection of this 10-K.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. Our principal approvals, licenses and certificates are set forth below.

•	Business License (No. 120191000015144) issued on December 17, 2007 by Tianjin Administration for Industry and Commerce.

•
Organization Code Certificate issued by Tianjin Quality Supervision and Inspection Bureau (code No. 23967678-2, and registration No. Zu Dai Guan 120191-030551), the valid period of which is from October 19, 2006 to October 18, 2010. The company has passed the 2007 annual inspection.

•
Taxation Registration Certificate (Jin Guo Shui Zi No. 120115239676782) issued by the Tianjin Economic-Technological Development Area Branch of the State Administration of Taxation on October 30, 2006.

•	Taxation Registration Certificate (Jin Di Shui Zi No. 120115239676782) issued by the Tianjin Economic-Technological Development Area Branch of the Local Tax Bureau on October 26, 2006.

•
Customs Declaration Registration Certificate for Consignees or Consignors of Import & Export of the PRC Customs (the Certificate code No.1207268124) issued by Tianjin Customs District of the PRC on July 31, 2001. The expiration date is August 22, 2009.

•	Registration Form for Operators of Foreign Trading (the code No. 00498476, and import & export enterprise code No.1200239676782) issued by Tianjin Commission of Commerce on December 5, 2007.

•	Self-declaration Units Registration Certificate (the Certificate No. 1200604101) issued by Tianjin Entry-Exit Inspection and Quarantine bureau on September 21, 2006.

•
High Technology Guidance Committee of Tianjin Economic & Technology Development Area and Tianjin Scientific Technology Committee issued the Certificates of High Technology Enterprise (No.2003-011 and No.0612007B5003) to Shengkai respectively on April 30, 2007 and June 16, 2006. The valid terms are respectively two years.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this prospectus before deciding to invest in our common stock.

Risks Related to Our Business and Industry

Our new organizational structure makes it difficult for us to evaluate our future business prospects.

Prior to May 30, 2008, our business was operated through Shengkai. Under the present structure, although there is no change in personnel, we have agreements with Shengkai pursuant to which we manage and derive the profit from Shengkai’s business by providing the exclusive supporting services from SK Ceramic Valves to Shengkai. It is possible that the change in our business structure may impair our ability to operate our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange (“SAFE”), issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Round-Trip Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company (“SPV”), for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in May 2007 (known as Notice 106), expanded the reach of Circular 75. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe we comply with the applicable regulations. Currently, Wang Chen, Guo Wei, Zhao Yanqiu, Ji Haihong, Zhang Ying, Miao Yang, Wu Yanping and Liu Naifan are PRC residents who, in accordance with Circular 75 and Notice 106, have each completed registration with the Tianjin branch of SAFE for the foreign exchange of overseas investment. We cannot however assure you that, if challenged by government agencies, the structure of our organization has fully complied with all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by such PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our principal shareholder has the power to control our business.

Our principal shareholder, Long Sunny Limited, owns approximately 78.69% of our common stock as of September 15, 2008. As a result, Long Sunny Limited essentially has the ability to elect all of our directors and to approve any action requiring shareholder action, without the vote of any other shareholders.

Because we may require additional financing to expand our operations, our failure to obtain necessary financing may impair our operations.

At June 30, 2008, we had working capital of approximately $23,592,880. Our capital requirements in connection with the development of our business are significant. During the quarter ended June 30, 2008, we spent approximately $10,187,360 for the purchase of raw materials and equipment, of which $9,952,652 was used to raw materials and $234,708 was used to purchase equipment.

To the extent that we require financing, the absence of an active public market for our common stock, the terms of the Private Placements and the number of outstanding warrants and the exercise price and other terms on which we may issue common stock upon exercise of the warrants, it may be difficult for us to raise additional equity capital if required for our present business or for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price anFd on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the Preferred Shares. Further, since the investors in the Private Placements have a right to participate in future financings, this right may affect our ability to obtain financing from other sources.

Because our products are marketed both in the domestic and international markets, we are subject to both domestic and international competition.

Shengkai faces two types of competitors: (i) manufacturers of metal valves, which currently still represent the majority market share in the entire valve market, competing with ceramic valves with its lower price; and (ii) Chinese and international companies that are better known and have greater financial resources than we have. Many of the international companies, in particular, have longer operating histories and have more established relationships with customers and end users. Three of our international competitors also may have a greater ability to attract and retain users than we do because they are engaged in major markets of general industrial products and cutting edge technology fields. If our competitors are successful in providing similar or better valve products or make their services easier to access, we could experience a decline in demand for our products.

An increase in the cost of raw materials will affect sales and revenues.

Raw materials required for valve production includes metal materials and ceramic materials like aluminum oxide and zinc oxide; a large number of spare parts in various specifications are also purchased during production. Any increase in the prices of these raw materials will affect the price at which we can sell our product. If we are not able to raise our prices to pass on increased costs, we would be unable to maintain our margins.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and continue to experience, rapid growth in our operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in China and other countries in which our products are sold. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Because we depend on third parties to market our products in the international market, any problems encountered by these third parties could affect our sales.

Although the market for valve products is international, most of our products are sold to companies in the PRC. We do not have any offices outside of the PRC, and we depend on other companies to market our products in the international market. As a result, we are dependent upon third parties, over which we have no control, to develop and implement an international marketing effort. Any problems encountered by these third parties, including potential violations of laws of the PRC or other countries, may affect their ability to sell our products which would, in turn, affect our net sales.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain or motivate key personnel or hire qualified personnel, our business may be severely disrupted if we lose their services.

Our performance largely depends on the talents and efforts of highly skilled individuals and in particular, the technology and expertise held by our Chief Executive Officer, Wang Chen. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors.

We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers. Our chief executive officer is a party to contractual agreements as described elsewhere in this registration statement. However, if any disputes arise between our executive officer and us, we cannot assure you, in light of uncertainties associated with the Chinese legal system, the extent to which any of these agreements could be enforced in China, where some of our executive officers reside and hold some of their assets.

Because we have inadequate insurance coverage in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Except for automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

Certain key technology for our business is uninsured and inaccessible in the absence of key individuals.

The “recipe” to our unique method for creating structural ceramic valves is held by Wang Chen, our CEO, and his mother, Guo Chuanye. This technology is recorded but is uninsured and inaccessible by anyone but Mr. Wang, Guo Chuanye, and our director, Guo Wei. If either of these three key individuals were to lose the ability to recall this technology, either through death or incapacity, we would lose key technology that could have a material adverse effect on our financial condition and results of operations.

Our Chief Executive Officer controls us through his position and stock ownership and his interests may differ from other shareholders.

Upon exercise of a call option agreement entered into on June 9, 2008, by and between Wang Chen and Li Shaoqing, our Chief Executive Officer, Mr. Wang, will beneficially own 78.69% of our common stock through his 100% holding in Long Sunny Limited. As a result, Mr. Wang will be able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Mr. Wang’s interests may differ from that of other shareholders.

Additionally, Mr. Wang and our pending director, Guo Wei, are husband and wife and as such their interests may not be independent from one another.

Our operations may be adversely affected by the unilateral decisionmaking structure of Shengkai, the entity through which we operate our business.

Mr. Wang Chen currently serves as executive director of Shengkai. Shengkai’s Articles of Association provides for its governance by an executive director, instead of a board of directors, to be appointed by Shengkai’s shareholders. The PRC Company Act permits PRC companies with a smaller number of shareholders or registered capital to be governed by a sole executive director. Pursuant to Shengkai’s Articles of Association, the executive director’s actions are overseen by a supervisor, Guo Chuanji, who holds no interest in the company. Notwithstanding such supervision, the governance of Shengkai by a single executive director could result in inadequately vetted business decisions that could negatively affect the performance of our operations.

We rely on energy and transportation services or others in providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

Our systems are heavily reliant on the availability of electricity. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly and their fuel supply could be inadequate during a major power outage. This could result in a disruption of our business.

If we fail to obtain all required licenses, permits, or approval, we may be unable to expand our operations.

Before we can develop certain products, we must obtain a variety of approvals from local and municipal governments. There no assurance that we will be able to obtain all required licenses, permits, or approvals from government authorities. If we fail to obtain all required licenses, permits or approvals, we may be unable to expand our operations.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

☐	the difficulty of integrating acquired products, services or operations;

☐	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

☐	the difficulty of incorporating acquired rights or products into our existing business;

☐	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

☐	difficulties in maintaining uniform standards, controls, procedures and policies;

☐	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

☐	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

☐	the effect of any government regulations which relate to the business acquired;

☐
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

We may be required to pay liquidated damages if we do not register shares of common stock issuable upon conversion of the Preferred Shares and Warrants issued in the Private Placements or if we are not listed on a national exchange within a specified time period.

The registration rights agreement that we executed in connection with the June 2008 Financing requires us to file a registration statement with the SEC within 45 days after the earlier of the date of the Second Closing (as defined in the section entitled “REVERSE MERGER AND PRIVATE PLACEMENTS” above) or June 30, 2008, and declared effective by the SEC not later than November 27, 2008. We are required to pay liquidated damages to Vision Opportunity China LP in an amount equal to 1 percent of the Purchaser’s initial acquisition of Preferred Shares pursuant to the June 2008 Purchase Agreement for each month passed the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective, or for any period that we cause our stock to be delisted from the OTC Bulletin Board, up to a maximum of 10 percent.

Pursuant to the Second Amendment to the June 2008 Purchase Agreement and the First Amendment to the June 2008 Securities Escrow Agreement, if we fail to use commercially reasonable efforts to list our common stock on the Nasdaq Capital Market, Nasdaq Global Select Market or Nasdaq Global Market, the American Stock Exchange or any successor market thereto within 18 months of the First Closing (as defined in the section entitled “REVERSE MERGER AND PRIVATE PLACEMENTS” above), 750,000 shares of common stock owned by Principal Shareholder will be distributed to Vision Opportunity China LP.

Additionally, the registration rights agreement that we executed in connection with the July 2008 Financing requires us to file a registration statement with the SEC within 45 days after July 18, 2008 and declared effective by the SEC not later than December 15, 2008. Pursuant to the July 2008 Purchase Agreement, we are required to pay liquidated damages to the purchaser in an amount equal to 1 percent of the investor’s initial acquisition of Preferred Shares for each month past the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective, or for any period that we cause our common stock to be delisted from the OTC Bulletin Board, up to a maximum of 10 percent. The number of shares of Preferred Shares issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under Rule 415.

Pursuant to the First Amendment to the July 2008 Purchase Agreement and the First Amendment to the July 2008 Securities Escrow Agreement, if we fail to list our common stock on the Nasdaq Capital Market, Nasdaq Global Market, American Stock Exchange or any successor market thereto within 18 months of July 18, 2008, 250,000 shares of common stock owned by Principal Shareholder will be distributed to Blue Ridge Investments, LLC.

Because the holders of our Warrants have cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

The holders of our Warrants issued in the Private Placements have cashless exercise rights, which provide them with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right is not exercisable prior to December 10, 2009 (in the case of Warrants issued in connection with the June 2008 Financing) or January 18, 2009 (in the case of Warrants issued in connection with the July 2008 Financing). Thereafter the right is only exercisable if the underlying shares are not subject to an effective registration statement. To the extent that the holders exercise the cashless exercise rights, we will not receive any proceeds on exercise of warrants.

Risks Related to Doing Business in China

 Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

Our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including

☐	the amount of government involvement;

☐	the level of development;

☐	the growth rate;

☐	the control of foreign exchange; and

☐	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The PRC government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by solar energy users, which in turn could reduce demand for our products.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of renewable energy investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

  Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of Renminbi against U.S. dollar, which is continuing. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

All of our revenues and most of our expenses are denominated in Renminbi. If our revenues denominated in Renminbi increase or expenses denominated in Renminbi decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our ordinary shares. Under China’s existing foreign exchange regulations, we are able to pay dividends in foreign currencies, without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, we cannot assure you that that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions.

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our shareholders.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the PRC government may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the PRC government will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

A downturn in the economy of China may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business.

Because Chinese law governs almost all of our material agreements, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law governs almost all of our material agreements. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets will be located in the PRC and our officers and our present directors reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the Federal securities laws.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China historically has not followed Western style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited.  Although we will be required to implement internal controls, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result of these factors, we may experience difficulty in establishing the required controls and instituting business practices that meet Western standards, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times. If we are unable to establish the required controls, market makers may be reluctant to make a market in our stock and investors may be reluctant to purchase our stock, which would make it difficult for you to sell any shares of common stock that you may own or acquire.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Imposition of trade barriers and taxes may reduce our ability to do business internationally, and the resulting loss of revenue could harm our profitability.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of our Common Stock

The trading price for our common stock has been and may continue to be volatile.

The market price of our common stock has experienced fluctuations and may continue to fluctuate significantly. The market price of our common shares may be adversely affected by various factors, including enforcement of existing laws, innovation and technological changes, the emergence of new competitors, the perception of desirability of investing in Chinese companies, quarterly variations in revenue and results of operations, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries.

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTCBB under the symbol “SOSA.OB.” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

 The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

We have been required to amend our articles of incorporation to provide for a class of preferred stock. As a result, the board of directors may, without shareholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the Preferred Shares restricts our ability to issue additional series of preferred stock, we may issue such shares in the future. Without the consent of the holders of 75% of the outstanding Preferred Shares, we may not alter or change adversely the rights of the holders of the Preferred Shares or increase the number of authorized shares of Preferred Shares, create a class of stock which is senior to or on a parity with the Preferred Shares, amend our articles of incorporation in breach of these provisions or agree to any of the foregoing.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. "Penny Stock" rules, which may make the stock more difficult to trade on the open market. Our common shares currently trade on the OTCBB. A "penny stock" is generally defined by regulations of the U.S. Securities and Exchange Commission ("SEC") as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on AMEX or a national securities exchange;
(ii)
the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Since our common stock is currently deemed a penny stock, it will be subject to penny stock regulations, which may reduce market liquidity of our common stock, because they limit the broker/dealers' ability to trade, and a purchaser's ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us and as a result we could be subject to legal action.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

For more information about penny stocks, contact the Office of Filings, Information and Consumer Services of the U.S. Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549, or by telephone at 1-800-732-0330.

The issuance of shares through our stock compensation plans may dilute the value of existing shareholders and may affect the market price of our stock.

Although we do not have an option or other equity-based incentive plan at present, in the future we may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

The issuance and sale of the common stock issuable upon conversion of the Preferred Shares and exercise of the Warrants could result in a change of control.

If we issue all of the shares of common stock issuable upon conversion of the Preferred Shares and exercise of the Warrants, the 17,636,301 shares of common stock so issuable would constitute approximately 44.37% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock become upon conversion of the Preferred Shares pursuant to the anti-dilution and adjustment provisions and pursuant to the liquidated damages provisions of the registration rights agreements executed in connection with the Private Placements. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

         Our main office and our manufacturing facilities are located in Tianjin, China, on a plot of land approximately 10,023 square meters in size. We have been issued a Land Use Right Certificate for the land until September 21, 2048 by the municipal government of Tianjin, which may be renewed. We currently own and lease six buildings on the property as listed below. We believe that our existing facilities are well maintained and in good operating condition.

Our land use rights are set forth below:

Land Use Rights through Grants from Land Management Authority

Land No.	No. 01-17-(3)-8
Land Use Right Certificate No.	Jin Nan Dan Guo Yong (2001) Geng 2 Zi No.045
User of the Land	Shengkai
Location	Wang Gang Road, Shuangang, Jinnan Economic & Technology Development Area, Tianjin
Usage	Commercial Services
Area ( ㎡ )	10023.0
Form of Acquisition	Grant from related Land Management Authority
Expiration Date	21/09/2048
Encumbrances	N/A

We occupy the following buildings, as set forth below:

Owned Premises

	Part 1	Part 2	Part 3	Part 4	Part 5
Certificate No.	No. 120018246
Owner	Shengkai
Location	Wang Gang Road, Shuangang, Jinnan Economic& Technology Development Area, Tianjin
Category	Private
Area ( ㎡ )	931.06	1192.90	493.64	824.74	2691.41
Usage of Design	Industry	Industry	Industry	Industry	Industry
Structure	Mixture	Mixture	Mixture	Mixture	Mixture
Encumbrances	N/A	N/A	N/A	N/A	N/A

Leased Premises

No.	Lessor	Location	Term	Rent per Year (RMB)
1	Tianjin Jinbin NanhuaPremises Purchasing Co.,Ltd.	Room324, 3/F, 1st Street,Tianjin Economic-TechnologicalDevelopment Area	January 12, 2008to January 11,2010	$14,000

Item 3. Legal Proceedings.

 We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

         Our common stock has been traded over-the-counter on the OTC Bulletin Board since August 2006 under the designation SOSA.OB (previously SSAU.OB) and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2008 (adjusted for the 1-for-2 reverse split which occurred on April 15, 2008) is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	Low Bid	High Bid
2007 First Quarter	0.80	0.70
2007 Second Quarter	0.80	0.70
2007 Third Quarter	0.80	0.70
2007 Fourth Quarter	0.80	0.54
2008 First Quarter	1.00	0.60
2008 Second Quarter	1.00	0.60
2008 Third Quarter	2.00	0.60
2008 Fourth Quarter	2.75	0.15

As of September 15, 2008, we had approximately 49 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from SK Ceramic Valves for our funds and PRC regulations may limit the amount of funds distributed to us from SK Ceramic Valves, which will affect our ability to declare any dividends.

Securities authorized for issuance under equity compensation plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Penny Stock Regulations

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

 During the year ended December 31, 2005, we issued 3,255 shares of Series A convertible preferred stock at $10.00 per share, for a total of $32,550.

During the three months ended March 31, 2006, we issued 300 shares of Series A convertible preferred stock at $10.00 per share, for a total of $3,000.

During the three months ended March 31, 2006, we issued 75,000 shares of common stock for services rendered at a value of $7,500.

During the three months ended March 31, 2006, the holders of 3,555 shares of Series A convertible preferred stock exercised the right to convert such shares into 355,500 shares of common stock.

On June 9, 2008, we issued an aggregate of 97,250 shares of our common stock to various consultants and employees as compensation for services.

On June 9, 2008, we entered into the Merger Agreement and on June 11, 2008 consummated the June 2008 Purchase Agreement, each as described in the section “REVERSE MERGER AND PRIVATE PLACEMENTS - Private Placement (June 2008 Financing)” above.

On July 18, 2008, we consummated the July 2008 Purchase Agreement, as described in the section entitled “REVERSE MERGER AND PRIVATE PLACEMENTS - Private Placement (July 2008 Financing)” above.

The issuance of shares of common stock, Units, Preferred Shares and Warrants under the Merger Agreement, the June 2008 Purchase Agreement and July 2008 Purchase Agreement was exempt from registration pursuant to Section 4(2) of the Securities Act based upon our compliance with Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the foregoing, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act, and transfers of such shares were restricted by Southern Sauce in accordance with the requirements of the Securities Act. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 6. Selected Financial Data.

The following selected statement of operations data contains statement of operations data and balance sheet data of Shengkai, the entity through which we operate our business, for the fiscal years ended June 30, 2007 and 2006 and the fiscal periods ended June 30, 2008 and 2007. The statement of operations data and balance sheet data were derived from the audited financial statements. Such financial data should be read in conjunction with the financial statements and the notes to the financial statements starting on page F-1 and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statements of Operation Data

	Twelve months ended June 30,
	2008	2007	2006
Net revenues	$32,355,693	$23,124,748	$13,677,946
Cost of sales	(13,211,608)	(9,244,592)	(5,353,487)

Gross profit	$19,144,085	$13,880,156	$8,324,459
Other income - disposal of property,plant and equipment	31,712	-	-

Operating expenses:
Selling	(2,951,888)	(2,639,249)	(1,467,675)
General and administrative	(1,973,331)	(1,398,439)	(639,190)

Operating income	$14,250,578	$9842,468	$6,217,594
Other income - government grant	-	639	30,938
Other income - tax refund	-	24,867	-
Other expense - transaction costs for reverse merger	(43,209)	-	-
Other expense	(32)	(109)
Interest income	18,562	8,831	5,921
Interest expenses	-	(20,174)	(24,712)

Income before income taxes	$14,225,899	$9,856,631	$6,229,741
Income taxes	(4,138,860)	(3,284,829)	(2,055,815)

Net income	$10,087,039	$6,571,802	$4,173,926

Balance Sheet Data

	As at June 30	As at June 30,
	2008	2007	2006
Cash and cash equivalents	$21,313,484	$1,691,476	$1,292,869
Working capital	23,592,880	11,515,991	12,185,920
Total assets	39,767,207	23,268,830	19,668,974
Total debts	2,585,665	2,852,863	3,529,581
Total shareholders’ equity	37,181,542	20,415,967	16,139,393

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2008 and 2007 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

Shengkai, the entity through which we run our operations, is a prominent ceramic valve manufacturer. We have more than 14 years of experience and possess a unique method for creating ceramic valves.

We believe that Shengkai is the one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics. Shengkai’s product categories include a broad range of valves in all industries that are sold throughout China, to North America, and other countries in the Asia-Pacific region. Totaling over 300 customers, Shengkai became a supplier of the CPCC in 2005 and a member of the PetroChina supply network in 2006, after a six-year application process.

Results of Operations

Comparison of the Years Ended June 30, 2008 and 2007

Revenue

Revenue for the year ended June 30, 2008 was $32,355,693, an increase of $9,230,945 or 39.9% from $23,124,748 for the comparable period in 2007. Similar to the last two fiscal years, approximately 94.1% of our source of revenue came from customers in the electric power, petrochemical and chemical and metallurgy industries for the past year. The electric power industry was still the significant market to our revenue, contributing approximately 80.3% of total revenue for the year ended June 30, 2008. Revenue from the electric power industry was approximately $26.0 million for the year ended June 30, 2008, an increase of approximately $8.1 million or 45. 3% from approximately $17.9 million for the comparable period in 2007. The increase was primarily attributable to broadening our customer base. Revenue from the petrochemical and chemical industry and metallurgy industries were approximately $2.4 million for the year ended June 30, 2008, an increase of approximately $1.0 million or 71.4% from approximately $1.4 million for the comparable period in 2007. Revenue from aluminum industry was approximately $0.5 million for the year ended June 30, 2008, an increase of approximately $0.3 million or 150% from approximately $0.2 million for the comparable period in 2007. Revenue from other industries contributed and metallurgy industry were steady and recorded $3.6 million for both the years ended June 30, 2008 and 2007.

At present we are experiencing a deficiency of production capacity to meet demand for our products. We plan to expand our production capacity by acquiring additional financing to expand our operations.

Gross Profit

Gross profit for the year ended June 30, 2008 was $19,144,085, an increase of $5,263,929 or 37.9% compared to $13,880,156 for the comparable period in 2007. The gross profit margin for the year ended June 30, 2008 decreased slightly to 59.2% from 60.0% for the comparable period in 2007. This was primarily attributable to costs related to the provision of sample products and promotional discounts to new customer to increase their confidence in our products, as well as to increases in raw material costs.

Selling Expenses

Selling expenses for the year ended June 30, 2008 was $2,951,888, an increase of $312,639 or 11.8%, from $2,639,249 for the comparable period in 2007. The major selling expense was commission paid to the agents for introducing new customers to us which was approximately $2.6 million in the year ended June 30, 2008, an increase of approximately $0.4 million or 18.2% from approximately $2.2 million in the year ended June 30, 2007. Another major selling expense was travelling expense which was $76,907 in the year ended June 30, 2008, an increase of $35,346 from $41,561 in the year ended June 30, 2007. This increase was mainly attributable to more frequent travel to meet new local and oversea customers.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2008 were $1,973,331, an increase of $575,001 or 41.1% compared to $1,398,330 for the comparable period in 2007. The increase was primarily attributable to increases in amortization of intangible assets, from $462,182 to $719,171 over the comparable periods of 2007 and 2008 representing an increase of $256,989 or 55.6%. Two new patents were amortized for 7 months only in the fiscal year of 2007 but were amortized for the whole year in the fiscal year of 2008. Another reason was the increase in the expenses related to preparation for the Reverse Merger Transaction and Private Placements.

Interest expense

There was no interest expense for the year ended June 30, 2008 compared to $20,174 for the comparable period in 2007 because the short term loan with interest rate of 6.417% per annum was redeemed early in February 2007 and no short term loan remained outstanding during the year ended June 30, 2008.

Income Tax Expenses

Income tax for the year ended June 30, 2008 was $4,138,860, an increase of 26% or $854,031 from $3,284,829 for the comparable period in 2007. The increase was primarily attributable to the increase in sales. The PRC government decreased the income tax rate on enterprises from 33% to 25% since January 1, 2008, which reduced income tax expenses by nearly $0.6 million from those expenses that would have been incurred if the previous tax rate was applied.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $1,691,476 at the beginning of the year ended June 30, 2008 and increased to $21,313,484 by the end of such period, an increase of $19,622,008 or 1160%.  The net change in cash and cash equivalents represented an increase of 4822% or $19,223,401from $398,607 for the comparable period in 2007. The increase was primarily attributable to an increase in cash provided by financing activities.

Net cash provided by operating activities

Net cash provided by operating activities was $9,900,785 for the year ended June 30, 2008, an increase of $639,895 or 6.9% from
$9,260, 890 for the comparable period in 2007. This increase was primarily attributable to an increase of $3.5 million in net income from operation but partially setting off by an increase of trade receivables and a decrease of other payables over the comparable periods .

Net cash used in investing activities

Net cash used in investing activities was $4,817,565 for the year ended June 30, 2008, a decrease of $413,734 or 7.9% from $5,231,299 for the year ended June 30, 2007. The change was primarily attributable to decrease payments in fixed asset expenditures for the year ended June 30, 2008.

Net cash used in financing activities

Net cash provided by investing activities was $13,725,000 for the year ended June 30, 2008 versus net cash used in financing activities of $3,704,394 for the same period in 2007. The net proceeds of $13.7 million was raised from the private placement in June 2008.

Contractual Obligations and Off-Balance Sheet Arrangements.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Capital expenditures (1)	$4,114,871	$2,743,247	$1,371,623

 (1) Capital expenditure is commitment for the purchase of computer systems and patent applications. See Note 17 - Commitment and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic valve production (the “Company System”) on August 26, 2007. The Company expects the Computer System will be delivered within 2 years and the total costs were $8,229,742. As of June 30, 2008, the Company has already paid $4,114,871 for the Computer System and is committed to pay the balance during next fifteen months.

Critical accounting policies and estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates (See Note 2 in the Notes to Financial Statements).

Revenue recognition

Net revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of value added tax (“VAT”), after allowances for returns and discounts and the value of services rendered. Revenue is recognized when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

Intangible assets

Intangible assets represent land use rights, patent rights and other assets (such as use of software) in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years commencing from the date of acquisition of equitable interest. Patent rights are carried at cost and amortized on a straight-line basis over the period of rights of 10 years commencing from the date of acquisition of equitable interest.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of Shengkai is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

New Financial Accounting Pronouncements

In September 2007, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2007, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2007. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2007 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

In February 2007, FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning on October 1, 2008.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

The management of the Company does not anticipate that the adoption of these three standards will have a material impact on these financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

SOUTHERN SAUCE COMPANY, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US dollars)

SOUTHERN SAUCE COMPANY, INC.

CONTENTS	PAGES
INDEPENDENT AUDITOR’S REPORT	1

CONSOLIDATED BALANCE SHEETS	2 - 3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6 - 7

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS	8 - 24

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

The Board of Directors and Stockholders of
Southern Sauce Company, Inc.

Independent Auditor’s Report

We have audited the accompanying consolidated balance sheets of Southern Sauce Company, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Sauce Company, Inc. as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Albert Wong & Co.

Hong Kong, China	Albert Wong & Co
September 23, 2008	Certified Public Accountants

SOUTHERN SAUCE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007
ASSETS
Current assets
Cash and cash equivalents		$21,313,484	$1,691,476
Pledged deposits	4	500,000	23,489
Trade receivables		3,596,318	1,706,861
Notes receivable		8,732	-
Other receivables	5	19,791	51,538
Deposits and prepaid expenses		2,543	37,771
Amounts due from directors and
Shareholders	6	-	9,215,594
Advances to suppliers		12,350	182,962
Inventories	7	725,327	1,459,163

Total current assets		$26,178,545	$14,368,854
Plant and equipment, net	8	2,523,062	2,174,055
Intangible assets, net	9	6,699,932	6,725,921
Deposits on purchase of computer system		4,365,668	-

TOTAL ASSETS		$39,767,207	$23,268,830

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$-	$33,086
Accounts payable		938,483	763,534
Advances from customers		29,852	52,090
Other payables	10	549,626	1,037,146
Accruals		116,673	139,685
Income tax payable		951,031	827,322

Total current liabilities		$2,585,665	$2,852,863

TOTAL LIABILITIES		$2,585,665	$2,852,863

Commitments and contingencies	17	$-	$-

See accompanying notes to consolidated financial statements

SOUTHERN SAUCE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value
15,000,000 share authorized ;
5,915,526 and nil issued
and outstanding as of June 30,
2008 and 2007 respectively.	11	$7,342,358	$-
Common stock - $0.001 par value
50,000,000 shares authorized;
22,112,500 and 20,550,000 shares
issued and outstanding as of June 30,
2008 and 2007	12	22,113	20,550
Additional paid-in capital	12	16,712,970	10,462,595
Statutory reserves		3,217,565	1,665,187
Retained earnings		7,914,804	7,122,377
Accumulated other comprehensive
income		1,971,732	1,145,258

		$37,181,542	$20,415,967

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$39,767,207	$23,268,830

See accompanying notes to consolidated financial statements

SOUTHERN SAUCE COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007

Net revenues		$32,355,693	$23,124,748
Cost of sales		(13,211,608)	(9,244,592)

Gross profit		$19,144,085	$13,880,156
Other income – disposal of property,
plant and equipment		31,712	-
Operating expenses:
Selling		(2,951,888)	(2,639,249)
General and administrative		(1,973,331)	(1,398,330)

Operating income		$14,250,578	$9,842,577
Other income – government grant		-	639
Other income – tax refund		-	24,867
Other expense – transaction costs for
reverse merger		(43,209)	-
Other expense		(32)	(109)
Interest income		18,562	8,831
Interest expenses		-	(20,174)

Income before income taxes		$14,225,899	$9,856,631
Income taxes	13	(4,138,860)	(3,284,829)

Net income		$10,087,039	$6,571,802
Foreign currency translation adjustment		826,474	887,788

Comprehensive income		$10,913,513	$7,459,590

Basic earnings per share before dividend	14	$0.456	$0.320

Basic earnings per share after dividend	14	$0.106	$0.320

Diluted earnings per share after dividend	14	$0.084	$0.320

Basic weighted average share outstanding	14	22,112,500	20,550,000

Diluted weighted average share outstanding	14	28,028,026	20,550,000

See accompanying notes to consolidated financial statements

SOUTHERN SAUCE COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Balance, July 1, 2006	20,550,000	$20,550	$-	$10,462,595	$739,029	$4,670,176	$257,470	$16,139,393
Net income	-	-	-	-	-	6,571,802	-	6,571,802
Appropriations to
statutory reserves	-	-	-	-	926,158	(926,158)	-	-
Dividends	-	-	-	-	-	(3,193,443)	-	(3,193,443)
Foreign currency
translation adjustment	-	-	-	-	-	-	887,788	887,788

Balance, June 30, 2007	20,550,000	$20,550	$-	$10,462,595	$1,665,187	$7,122,377	$1,145,258	$20,415,967

Balance, July 1, 2007	20,550,000	$20,550	$-	$10,462,595	$1,665,187	$7,122,377	$1,145,258	$20,415,967
Net income	-	-	-	-	-	10,087,039	-	10,087,039
Reverse acquisition	1,562,500	1,563	-	(132,267)	-	-	-	(130,704)
Proceeds from shares
issued in private
placement, net of
transaction costs of
$1,275,000	-	-	7,342,358	6,382,642	-	-	-	13,725,000
Appropriations to
statutory reserves	-	-	-	-	1,552,378	(1,552,378)	-	-
Dividends	-	-	-	-	-	(7,742,234)	-	(7,742,234)
Foreign currency
translation adjustment	-	-	-	-	-	-	826,474	826,474

Balance, June 30, 2008	22,112,500	$22,113	$7,342,358	$16,712,970	$3,217,565	$7,914,804	$1,971,732	$37,181,542

See accompanying notes to consolidated financial statements

SOUTHERN SAUCE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	2008	2007
Cash flows from operating activities
Net income	$10,087,039	$6,571,802
Depreciation	154,557	121,234
Amortization	719,171	462,182
Gain on disposal of property, plant and equipment	(31,712)	-

Adjustments to reconcile net income to net
cash provided by operating activities:
Trade receivables	(1,604,622)	52,569
Notes receivable	(8,230)	-
Other receivables	35,246	30,243
Deposits and prepaid expenses	37,106	(35,968)
Amounts due from directors and shareholders	36,630	608,630
Advances to suppliers	179,708	1,844,452
Inventories	842,385	(74,003)
Notes payable	(34,602)	(77,439)
Accounts payable	86,038	(62,556)
Advances from customers	(26,341)	(93,303)
Other payables	(566,625)	(128,694)
Accruals	(36,116)	95,219
Income tax payable	31,153	(53,478)
Net cash provided by operating activities	$9,900,785	$9,260,890

Cash flows from investing activities
Sales proceeds of property, plant and equipment	$68,581	$-
Purchase of property, plant and equipment	(295,841)	(226,649)
Payment of intangible assets	-	(4,981,772)
Payment of deposits on computer system	(4,114,871)	-
Increase in pledged deposits	(475,434)	(22,878)
Net cash used in investing activities	$(4,817,565)	$(5,231,299)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs
of $1,275,000	$13,725,000	$-
Bank repayments	-	(510,951)
Dividend paid	-	(3,193,443)
Net cash provided by/(used in) financing activities	$13,725,000	$(3,704,394)

See accompanying notes to consolidated financial statements

SOUTHERN SAUCE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	2008	2007

Net cash and cash equivalents sourced	$18,808,220	$325,197

Effect of foreign currency translation on cash
and cash equivalents	813,788	73,410

Cash and cash equivalents-beginning of year	1,691,476	1,292,869

Cash and cash equivalents-end of year	$21,313,484	$1,691,476
Supplementary cash flow information:
Interest received	$19,752	$8,831
Interest paid	-	20,174
Tax paid	3,429,056	3,338,307

See accompanying notes to consolidated financial statements

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Southern Sauce Company, Inc. (the Company) was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008 the company has only nominal operations and assets.

On June 9, 2008, the Company executed a reverse-merger with Shen Kun International Limited (“Shen Kun”) by an exchange of shares whereby the Company issued 20,550,000 common shares at $0.001 par value in exchange for all Shen Kun shares.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and the historical financial statements of Shen Kun. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalized. The 1,562,500 shares of Southern Sauce Company, Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $132,267. Accordingly, the consolidated statements of income include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd from the acquisition date through June 30, 2008, and 2007.

Shen Kun formed Sheng Kai (Tianjin) Ceramic Valves Co., Ltd. (“SK Ceramic Valves” or “WFOE”), which entered into a series of agreements with Tianjin Shengkai Industrial Technology Development Co., Ltd (“Shengkai”) including but not limited to consigned management, technology service, loan, exclusive purchase option, equity pledge, etc. The agreements were entered on May 30, 2008. As a result of entering the abovementioned agreements, WFOE deem to control Shengkai as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, and Interpretation of ARB No. 51. The reverse-merger also included an equity financing of $15,000,000 by the issuance of 5,915,526 Series A Convertible Preferred Stock at $2.5357 per share to 1 accredited investor.

The Company, through its subsidiaries and Shengkai, (hereinafter, collectively referred to as “the Group”), is now in the business of manufacturing and selling of ceramic valve.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

(b)	Principles of Consolidation

The consolidated financial statements, which include the Company and its subsidiaries, are complied in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

The company owned the three subsidiaries since its reverse-merger on June 9, 2008. Retroactively restated as of June 30, 2007, the detailed identities of the consolidating subsidiaries would have been as follows:

Name of Company	Place of incorporation	Attributable interest

Shen Kun International Limited	British Virgin Islands	100%

Sheng Kai (Tianjin) Ceramic Valves Co., Ltd	PRC	100%

Tianjin Shengkai Industrial Technology
Development Co., Ltd	PRC	100%
*Deemed variable interest entity member

(c)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Economic and political risks

The Group’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Group’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)	Restricted cash

Restricted cash represents deposits on account to secure sales contracts and deposit for investor relation or public relation affairs as at the year ended June 30, 2007 and 2008 respectively.

(f)	Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 - 40 years
Machinery and equipment	3 - 20 years
Office equipment	3 - 10 years
Motor vehicles	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(g)	Intangible assets

Intangible assets represent land use rights, patent rights and others in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years commencing from the date of acquisition of equitable interest. Patent rights are carried at cost and amortized on a straight-line basis over the period of rights of 10 years commencing from the date of acquisition of equitable interest. Others are software costs which are carried at cost and amortized on a straight-line basis over the period of 6 years.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

(i)	Inventories

Inventories comprise merchandise purchased for resale and are stated at lower of cost and net realizable value. Cost of merchandise, representing the purchase cost, is calculated on the weighted average basis. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses.

(j)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC and Hong Kong. The Company does not maintain any bank accounts in the United States of America.

	2008	2007
Cash on hand	$4,880	$6,306
Agricultural Bank of China	421	376
Bank of China	12,888	197
Industrial and Commercial Bank of China	8,317,060	1,615,485
Industrial Bank Co. Ltd.	37,070	36,351
Shanghai Pudong Development Bank	12,939,316	32,761
The Hong Kong and Shanghai Banking
Corporation Limited	1,849	-

	$21,313,484	$1,691,476

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable, and
- Collection is reasonably assured.

Net revenue is recognized when customer takes delivery and acceptance of products, the price is fixed or determinable as stated on sales contract, and the collectibility is reasonably assured.

(l)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products. Written-down of inventory to lower of cost or market is also reflected in cost of revenues.

(m)	Advertising

The Company expensed all advertising costs as incurred. Advertising expenses included in the selling expenses for the years ended June 30, 2008 and 2007 were $17,845 and $222,430 respectively.

(n)	Research and development costs

The Company expensed all research and development costs as incurred. Research and development expenses included in the general and administrative expenses for the years ended June 30, 2008 and 2007 were $126,172 and $198,740 respectively.

(o)	Retirement benefit plans

The employees of the Company are members of a state-managed retirement benefit plan operated by the government of the PRC. The Company is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only obligation of the Company with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in costs of sales for the years ended June 30, 2008 and 2007 were $288 and $ 1,662 respectively. The retirement benefit expenses included in and the general and administrative expenses for the years ended June 30, 2008 and 2007 were $16,521 and $8,834 respectively.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Income tax

The Group accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

(q)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The reporting currency of the Group is the U.S. dollar (USD). SK Ceramic Valves and Shengkai use its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

June 30, 2008
Balance sheet	RMB 6.87180 to US$1.00
Statement of income and comprehensive income	RMB 7.29063 to US$1.00

June 30, 2007
Balance sheet	RMB 7.62480 to US$1.00
Statement of income and comprehensive income	RMB 7.82854 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC. Total cash in the banks at June 30, 2008 and 2007 amounted to $21,308,604 and $1,691,476 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

(s)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in the SK Ceramic Valves, and Shengkai’s Articles of Association, SK Ceramic Valves, and Shengkai’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;
(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is restricted for capital expenditure for the collective benefits of the Company's employees; and

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $2,145,043 and common welfare fund of $1,072,522 as of June 30, 2008.

(t)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recent accounting pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning on October 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2008, and 2007. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2008, and 2007, almost the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. A minimal bank deposit was maintained with the bank in Hong Kong.

For the years ended June 30, 2008, and 2007, nearly all of the Group’s sales were generated from the PRC. In addition, nearly all accounts receivable as of June 30, 2008, and 2007, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the years ended June 30, 2008, and 2007, there was no customer who accounts for 10% or more of the Group’s revenue.

Details of customer account for 10% or more of the Group’s accounts receivable were as follows:

	Year ended June 30,
	2008	2007

Customer A	$851,262	$98,007
Customer B	772,723	-
Customer C	415,440	-

4.	PLEDGED DEPOSITS

Pledged deposits as at the year ended June 30, 2008 and 2007 were restricted cash kept in purpose of investor relation or public relation affairs and to secure sales contracts respectively.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

5.	OTHER RECEIVABLES

	2008	2007

Disbursement and advances to employee	$-	$8,114
Tender deposits	10,623	9,443
Sundry	9,168	33,981

	$19,791	$51,538

6.	AMOUNTS DUE FROM DIRECTORS AND SHAREHOLDERS

	2008	2007

Wang Chen, Executive director and
Shareholder	$-	$6,854,876
Guo Wei, Shareholder	-	2,360,718

	$-	$9,215,594

Balances with directors and shareholders represent advances to the respective director and shareholders. These balances are interest free and unsecured and have no fixed repayment date.

7.	INVENTORIES

Inventories comprise the followings:

	2008	2007

Finished goods	$298,411	$834,496
Work in process	15,264	15,302
Raw materials	411,652	609,365

	$725,327	$1,459,163

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

8.	PLANT AND EQUIPMENT, NET

	2008	2007
At cost
Buildings	$2,042,921	$1,769,823
Machinery and equipment	631,830	403,842
Office equipment	135,637	109,622
Motor vehicles	369,897	412,956

	$3,180,285	$2,696,243
Less: accumulated depreciation	(657,223)	(522,188)
	$2,523,062	$2,174,055

Depreciation expenses included in the cost of sales for the years ended June 30, 2008 and 2007 were $97,554 and $83,208 respectively; and in the general and administrative expenses for the years ended June 30, 2008 and 2007 were $57,003 and $38,026 respectively.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

9.	INTANGIBLE ASSETS, NET

	2008	2007

Land use rights, at cost	$888,825	$801,048
Less: accumulated amortization	(283,748)	(239,705)

	605,077	561,343

Patent rights, at costs	7,421,636	6,688,700
Less: accumulated amortization	(1,335,167)	(534,440)

	6,086,469	6,154,260

Others, at costs	19,835	17,876
Less: accumulated amortization	(11,449)	(7,558)

	8,386	10,318

	$6,699,932	$6,725,921

Amortization expenses included in the general and administrative expenses for the years ended June 30, 2008 and 2007 were $719,171 and $462,182 respectively.

10.	OTHER PAYABLES

	2008	2007

Commission payables	$180,291	$703,085
Expense payables	3,636	-
Sales commission to employee	-	42,919
Other commission to employee	-	20,528
Retention money for construction	-	29,564
Sundry PRC taxes payables	352,521	238,420
Sundry	13,178	2,630

	$549,626	$1,037,146

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

11.	PREFERRED STOCK AND WARRANTS

On June 9, 2008, the Company sold 5,915,526 shares of Series A Preferred Stock and various stock purchase warrants for cash consideration totaling $15 million dollars. The exercise price, expiration date and number of share eligible to be purchased with the warrants are summarized in the following table:

Series of warrant	Number of shares	Exercise price	Contractual term

Series A	7,098,632	$3.52	5.0 years
The Series A preferred stock has liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Series A Preferred Share. In the event of a liquidation of the Company, holders of Series A preferred stock are entitled to receive a distribution equal to $2.5357 per share of Series A preferred stock prior to any distribution to the holders of common stock or any other stock that ranks junior to the Series A Preferred Shares. The Preferred Shareholders are not entitled to dividends unless paid to Common Shareholders. Any dividend paid will have the same record and payment date and terms as the dividend payable to the Common Stock. The Series A preferred stock will participate based on their respective as-if conversion rates if the Company declares any dividends. Holders of Series A Preferred Shares also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Series A Preferred Shares. At any time, the Preferred Stock is convertible into 1 share of Common Stock adjusted from time to time to the Conversion Rate. The Conversion Rate is computed as the Liquidation Preference Amount ($2.5357 per share) divided by the Conversion Price. The Conversion Price is initially $2.5357 per share but can adjust for anti-dilution. In the event of the Company’s failure to timely convert, additional damages would become due. In the event the Company does not have sufficient shares or is prohibited by law or regulation, then the holder can require cash redemption. The redemption price would equal 130% of the Liquidation Preference Amount plus additional amounts based on the difference between the bid prices on the conversion date and the date the Company has sufficient shares. The holder can also void the conversion or exercise its Buy-in Rights. The Buy-in-Rights entitle the holder to be protected in the case that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party. In addition, in the event of a merger, consolidation or similar capital reorganization (prior to conversion) the holders can request to be redeemed at 110% of liquidation value.

The Warrants were issued at an exercise price of $3.52 per share. The exercise price can adjust for dilutive events. The Warrants are immediately exercisable. However, if after exercise the holder would become a holder of greater than 9.9% of common stock they cannot exercise without filing a waiver with the company. The waiver is required to be filed 61 days prior to exercise and by filing the waiver the restriction is removed. (Since the company is required to accept the waiver this restriction is not considered significant in valuing the warrant.) The Warrants expire 5 years from the date of issuance. The Warrants are freely transferable upon registration. The Warrants are subject to the same Registration Rights Agreement as that of the Preferred Stock. If a registration statement providing for the resale of the Common Stock issued upon exercise of the Warrant is not declared effective after 180 days after the issuance date, the Warrants can be cashless exercised. Also, the Warrants have Buy-in Rights similar to those of the Preferred Stock.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

11.	PREFERRED STOCK AND WARRANTS (Continued)

The gross proceeds of the transaction were $15 million. The proceeds from the transaction were allocated to the Series A preferred stock, warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants will not be classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions: common stock fair market value of $2.55, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

The Company recognized a beneficial conversion feature discount on the Series A preferred stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series A preferred stock investment, less the effective conversion price but limited to the $15 million of proceeds received from the sale. The Company recognized the $7.8 million beneficial conversion feature as an increase in paid in capital in the accompanying consolidated balance sheets on the date of issuance of the Series A preferred shares since the Series A preferred shares were convertible at the issuance date.

In the event of the Company’s failure to timely convert, additional damages would become due. In the event the Company does not have sufficient shares or is prohibited by law or regulation, then the holder can require cash redemption. The redemption price would equal 130% of the Liquidation Preference Amount plus additional amounts based on the difference between the bid prices on the conversion date and the date the Company has sufficient shares. The holder can also void the conversion or exercise its Buy-in Rights. The Buy-in-Rights entitle the holder to be protected in the case that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party. In addition, in the event of a merger, consolidation or similar capital reorganization (prior to conversion) the holders can request to be redeemed at 110% of liquidation value. Further, if the Company fails to obtain a listing on NASDAQ or the American Exchange, then 1,000,000 shares of common stock of the company will be given to the investors. The company is accounting for these penalties in accordance with FAS 5 - Accounting for Contingencies, whereby the penalty will not be recorded as a liability until and if it is probable the penalty will be incurred. No penalty has been recorded in the accompanying consolidated financial statements for this instance.

12.	CAPITALIZATION

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. The common stock is $22,113 with paid-in capital $16,712,970. The new capital structure will be retroactively restated in the consolidated balance sheet as of June 30, 2008, and 2007.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

13. INCOME TAXES

(a)
The Company is registered in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, SK Ceramic Valves and VIE, Shengkai (see note 1).

SK Ceramic Valves, and Shengkai, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25% since January 1, 2008.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	33%
Provision for income tax	25%	33%

(b) The PRC Enterprise Income Tax rate was changed to 25% from 33% since January 1, 2008.

Income before income tax expenses of $14,225,899, and $9,856,631 for the years ended June 30 2008, and 2007 respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for the years ended June 30, 2008, and 2007 are $4,138,860, and $3,284,829, respectively.

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

14. EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

Earnings:	2008	2007

Net income for the year	$10,087,039	$6,571,802
Dividends	(7,742,234)	-

Earnings for the purpose of basic earnings per share	$2,344,805	$6,571,802

Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$2,344,805	$6,571,802

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	22,112,500	20,550,000
Effect of dilutive potential common stock - conversion of convertible preferred stock	5,915,526	-

Weighted average number of common stock for the purpose of dilutive earnings per share	28,028,026	20,550,000

Earnings per share:

Basic earnings per share before dividend	$0.456	$0.320
Basic earnings per share after dividend	$0.106	$0.320
Dilutive earnings per share after dividend	$0.084	$0.320

SOUTHERN SAUCE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

16. RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business.

Due from related parties:

	2008	2007

Amounts due from directors and shareholders (note 6)	$-	$9,215,594

17. COMMITMENTS AND CONTINGENCY

The Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic valve production (the Computer System) during the third quarter of 2007. The Company expected the Computer System would be delivered within 2 years and the total costs were $8,229,742 (RMB 60,000,000). The Company had already paid $4,114,871 (RMB30,000,000) for the Computer System and committed to pay the balance during next fifteen months.

18. SEGMENT INFORMATION

The Group is principally engaged in the manufacturing and selling of ceramic valve in the PRC. Nearly all identifiable assets of the Group are located in the PRC. Accordingly, no segmental analysis is presented.

19. SUBSEQUENT EVENT

As of July 18, 2008, the Company sold Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit. Each Unit consists of one Preferred Share, convertible into one share of common stock, par value $0.001 per share, and one Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares. The Company received $4,613,790 as net proceeds from this financing.
24

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 12, 2008, we dismissed Sherb & Co., LLP (“Sherb”), as our independent registered public accounting firm. The reports of Sherb on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as that the reports of Sherb for the fiscal years ended December 31, 2007 and 2006 indicated conditions which raised substantial doubt about the Company's ability to continue as a going concern. The decision to change independent accountants was approved by our Board of Directors on June 9, 2008.

During our two most recent fiscal years and through the date of this report, we have had no disagreements with Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sherb, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of this registration statement, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

We provided Sherb with a copy of this disclosure before its filing with the SEC. We requested that Sherb provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from Sherb stating that it agrees with the above statements.

New Independent Accountants

Our Board of Directors appointed Albert Wong & Co., CPA as our new independent registered public accounting firm effective as of June 12, 2008. During the two most recent fiscal years and through the date of our engagement, we did not consult with Albert Wong & Co., CPA regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging Albert Wong & Co., CPA Albert Wong & Co. CPA did not provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from Sherb to Albert Wong & Co. CPA.

ITEM 9A (T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a)	Directors and Executive Officers of Southern Sauce Company, Inc

In connection with the change in control of the Company as described in the Schedule 14f-1 Information Statement filed with the SEC on June 10, 2008 John Vogel resigned as our chief executive officer and we appointed Mr. Wang Chen as our Chief Executive Officer and director. Effective on June 24, 2008, Mr. Vogel resigned as a director of our Board and Ms. Guo was appointed as a new member of our Board.

As such, as of June 24, 2008, all of our officers and directors are residents of the PRC.  As a result, it may be difficult for investors to effect service of process within the United States upon any of them or to enforce court judgments obtained against them in the United States courts.

The following table sets forth certain information concerning our directors and executive officers:

Directors and Executive Officers	Position/Title	Age

Wang Chen	Chief Executive Officer, Director	43

Guo Wei	Director	40

The following is a summary of the biographical information of our directors and officers:

Mr. Wang Chen founded Shengkai in June 1994 and has been serving as Chief Executive Officer and Chief Technology Officer of Shengkai since then. Prior to founding Shengkai, he worked at Tianjin Dagang Power Plant from September 1987 to July 1992. Mr. Wang has an MBA from Renmin University of China. Mr. Wang is husband to Ms. Guo Wei, whose information is described in more detail below.

Ms. Guo Wei has worked for Shengkai since 2005. She was appointed Chief Financial Officer of Shengkai in January 2007. Prior to working at Shengkai, Ms. Guo served as a purchasing specialist at Honeywell International Inc. (China) from August 1998 through August 2005. Ms. Guo has advanced English communication and translation skills and rich work experience in the field of joint ventures and financial management. Ms. Guo is the wife of Mr. Wang Chen, whose information is described in more detail above.

All of our directors hold their positions on the board until our next annual meeting of the shareholders and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Our director, Guo Wei, is the wife of our director and Chief Executive Officer, Wang Chen. There are no other family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

(b)	Directors and Officers of Shengkai

Under Shengkai’s Articles of Association and PRC law, Shengkai is managed by one executive director instead of a board of directors. The executive director is elected and appointed by the shareholders for a term of three years and can be re-elected for consecutive terms.  The appointment and termination of the CEO (sometimes called the General Manager) is determined by the executive director.

In accordance with Shengkai’s Articles of Association and PRC law, Shengkai’s executive director is monitored by a supervisor, appointed by the shareholders for a term of three years.

The following table sets forth certain information as of the Closing Date concerning the directors and executive officers of Shengkai:

Directors and Executive Officers	Position/Title	Age

Wang Chen	Chief Executive Officer, Chief Technology Officer, Executive Director	43

Guo Wei	Chief Financial Officer	40

Guo Chuanji	Supervisor	77

He Li	Chief Operating Officer	31

Liu Xiaoqian	Chief Marketing Officer	28

The following is a summary of the biographical information of those directors and officers of Shengkai whose biographical information does not appear above:

Mr. Liu Xiaoqian joined Shengkai in July 2002 as a member of the sales staff and was appointed Chief Marketing Officer in January 2007. Mr. Liu graduated in 2002 with a bachelor’s degree in chemical machinery.

Ms. He Li joined Shengkai in March 2006. She was appointed as Chief Operating Officer in January 2007. She has experience in human resources management and business administration. Prior to joining Shengkai, Ms. He served as human resources manager of Wah Sang Gas (China) Investment Co., Ltd. from December 2001 through March 2006. Ms. He has a bachelor’s degree in economic management.

(c)	Audit Committee Financial Expert

We have not yet appointed an audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

(d)	Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

(e)	Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

(f)	Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2008, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that Wang Chen did not timely file Form 4s on three occasions with respect to the vesting of certain options under a call option agreement dated June 9, 2008, by and between Mr. Wang and Li Shaoqing.

Item 11.  Executive Compensation.

The following is a summary of the compensation we paid to our Chief Executive Office and former Chief Executive Officers, John Vogel and Robert Jordan, for the two years ended June 30, 2008 and 2007. No executive officer received compensation in excess of $100,000 for any of those years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Chen (former CEO(1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

John Vogel (former CEO(2)	2008	-0-	-0-	11,100	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert Jordan (former CEO)(3)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Wang Chen was appointed CEO and director of Southern Sauce on June 9, 2008.
(2)
John Vogel was appointed CEO of Southern Sauce on March 19, 2008 and director on February 14, 2008 and resigned from the position of CEO effective June 9, 2008. On June 9, 2008, Mr. Vogel received 6,000 shares of our common stock as consideration for services, and on June 9, 2008, the closing price for our common stock was $1.85.

(3)
Robert Jordan was appointed director and CEO of Southern Sauce in December 2004. He resigned from his position as director effective February 14, 2008 and from his position as CEO effective March 19, 2008.

The following is a summary of the compensation paid by Shengkai to Wang Chen, its Chief Executive Officer, and Guo Wei, its Chief Financial Officer, for the two years ended June 30, 2008 and 2007, respectively. No other executive officer of Shengkai received compensation in excess of $100,000 for any of those years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Chen (Chief Executive Officer ) (2)	2008	$-0-	-0-		-0-	-0-	-0-	-0-	-0-	$-0-
	2007	-0-	2,435,011	(1)	-0-	-0-	-0-	-0-	-0-	2,435,011
Guo Wei (Chief Financial Officer) (3)	2008	-0-	-0-		-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	751,353	(1)	-0-	-0-	-0-	-0-	-0-	751,353

(1)	Based on an exchange rate of $1.00 to 7.82854 as of June 30, 2007.

(2)
Wang Chen has been Chief Executive Officer of Shengkai since June 1994. He received cash dividends of RMB 19,062,580 (approximately $2,435,011)  in the fiscal year ended June 30, 2007 and received no compensation in the fiscal year ended June 20, 2008.

(3)
Guo Wei was appointed Chief Financial Officer of Shengkai in January 2007. She received cash dividends of RMB 5,882,000 (approximately $751,353) in the fiscal year ended June 30, 2007 and received no compensation in the fiscal year ended June 30, 2008.

Employment Agreements

We have no employment agreements with any of our executive officers, except for an employment agreement entered into between Wang Chen and Shengkai effective as of December 1, 2000 and a confidentiality and non-compete agreement effective as of June 7, 2001. Pursuant to these agreements, Mr. Wang receives no set salary compensation for his services as Chief Executive Officer of Shengkai, but Shengkai provides for his government-mandated social security insurance fees and certain dormitory expenses. In the event that Mr. Wang leaves his position at Shengkai, he stands to receive a monthly confidentiality and noncompete payment of RMB2,000 (approximately $293).

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in China to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Compensation of Directors

As of the date of this registration statement, our directors have received no compensation for their service on the board of directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

The executive director for Shengkai is not compensated for his service as executive director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 15, 2008.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Preferred Shares (2)(14)		Warrants (3)(14)		Total (4)		Percentage of common stock (%)
Owner of More than 5% of Class

Vision Opportunity China LP 520 Madison Avenue, 12th Floor New York, NY 10022 (5)	677,500	5,915,526	(14)	7,098,632	(14)	13,691,658	(14)	9.9	(14)%

Hare & Co., as custodian for Blue Ridge Investments, LLC 214 N. Tryon Street Charlotte, NC 28255 (6)	0	1,971,842	(14)	2,366,211	(14)	4,338,053	(14)	9.9	(14)%

Long Sunny Limited (7)(8) P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	17,400,000	0		0		17,400,000		78.69%

Li Shaoqing (8) c/o Long Sunny Limited P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	10,440,000	0		0		10,440,000		47.21%

Directors and Executive Officers (9)

John Vogel (director and former CEO) (10) 31200 Via Colinas, Suite 200 Westlake Village, CA 91362	6,000	0		0		6,000		*	%

Robert Scherne (former principal accounting officer) (11) 31200 Via Colinas, Suite 200 Westlake Village, CA 91362	15,000	0		0		15,000		*	%

Mr. Wang Chen (director and current CEO) (12)	11,434,286	0		0		11,434,286		43.01%

Ms. Guo Wei (director) (13)	11,434,286	0		0		11,434,286		43.01%

All Directors and Executive Officers (4 persons)	11,455,286	0		0		11,455,286		51.80%

(1)  In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 15, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on September 15, 2008 (22,112,500), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described in note 14 below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)  An aggregate of 7,887,368 Preferred Shares were issued in the Private Placements, of which 5,915,926 shares were issued to Vision Opportunity China LP in the June 2008 Financing and 1,971,842 shares were issued to Blue Ridge Investments, LLC, in the July 2008 Financing. Each Preferred Share is initially convertible, at the option of the holder, into one share of our common stock. Accordingly, in total, as of June 21, 2008, all of the outstanding Preferred Shares are convertible into a total of 7,887,368 shares of our common stock, subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 14 below.

(3)  The purchasers in the Private Placements have also been issued Warrants to purchase up to a total of 9,464,843 shares of our common stock at $3.52 per share (subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 14 below), of which 7,098,632 shares underlie the Warrant issued to Vision Opportunity China LP in the June 2008 Financing and 2,366,211 shares underly the Warrant issued to Blue Ridge Investments, LLC, in the July 2008 Financing. The Warrants have a term of five years.

(4)  As of September 15, 2008, we had outstanding (i) 22,112,500 shares of common stock, (ii) 7,887,368 Preferred Shares, which were issued to purchasers in the Private Placements, and (iii) Warrants to purchase an aggregate of 9,748,934 shares of common stock at $3.52 per share, including 9,464,843 shares attributable to the purchasers and 284,091 shares attributable to Warrants issued as consideration for consulting services pursuant to the Mass Harmony Agreement described in more detail below.

(5)  Vision Opportunity China LP acquired Preferred Shares convertible into 5,915,526 shares of common stock and Warrants to purchase up to 7,098,632 shares of common stock (each subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 14 below) in the June 2008 Financing that closed on June 11, 2008. Vision Opportunity China LP also owns 677,500 shares of our common stock, which it acquired from prior holders on February 14, 2008.

(6)  Blue Ridge Investments, LLC acquired Preferred Shares convertible into 1,971,842 shares of common stock and Warrants to purchase up to 2,366,211 shares of common stock in the July 2008 Financing that closed on July 18, 2008. Blue Ridge Investments, LLC’s ownership is subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 14 below.

(7)  On June 9, 2008, we acquired Shen Kun in a Reverse Merger Transaction with Long Sunny Limited and other Shen Kun Shareholders. In the Reverse Merger Transaction, as merger consideration for the Shen Kun shares we received from the Shen Kun Shareholders we issued and delivered to the Shen Kun Shareholders 20,550,000 of our newly-issued shares of common stock, of which Long Sunny Limited received 17,400,000 shares.

(8)  Long Sunny Limited is owned by Li Shaoqing and Mr. Wang Chen. Their respective beneficial ownership in the Company is based upon their respective interest in Long Sunny Limited. Accordingly, 10,440,000 shares of common stock issued to Long Sunny Limited as a result of the consummation of the Reverse Merger Transaction are beneficially attributed to Mr. Li. Under a call option agreement described in note 12 below, our CEO and director, Mr. Wang Chen, has the right to acquire all of the shares of Long Sunny Limited that are owned by Mr. Li. If Mr. Wang does acquire those shares, he will become the beneficial owner of a majority of our stock held by Long Sunny Limited.

(9)  Aside from John Vogel and Robert Scherne, the address of each of the officers and directors named in the table is No. 27, Wang Gang Road, Jin Nan (Shuang Gang) Economic and Technology Development Area, Tianjin, People’s Republic of China 300350.

(10)  On June 9, 2008, Mr. Vogel, a director of our Company and former CEO, received 6,000 shares of our common stock as consideration for services rendered.

(11)  On June 9, 2008, Mr. Scherne, our former Controller, received 15,000 shares of our common stock as consideration for services rendered.

(12)  Mr. Wang, our new director and CEO and the longstanding chairman and CEO of Shengkai, beneficially owns 8,451,929 shares of our common stock through his 40% interest in our controlling shareholder, Long Sunny Limited.

In addition to the 6,960,000 shares beneficially owned by Mr. Wang through his 40% interest in Long Sunny Limited, Mr. Wang beneficially owns 4,474,286 shares of our common stock pursuant to an agreement that gives him the right to become the beneficial owner of the majority of our common stock. That agreement is a call option agreement between Mr. Wang and Mr. Li Shaoqing, the holder of 60% of the stock of our controlling shareholder, Long Sunny Limited. Under the agreement, Mr. Wang was granted an option to purchase all of Mr. Li’s stock in Long Sunny Limited at an exercise price of $.01 or $.001 per share, in seven installments over the course of approximately seven months, provided that Shengkai, SK Ceramic Valves and Shen Kun generate a gross revenue of at least RMB 1,500,000 per month during the period commencing June 1, 2008 through December 31, 2008 (each monthly period constituting a “Performance Period and collectively, the “Performance Periods”). If the companies meet these performance targets, Mr. Wang may exercise his call option to purchase one-seventh of the shares held by Mr. Li in Long Sunny Limited beginning 45 days after the last date of the Performance Period. If and when Mr. Wang does acquire all of Mr. Li’s stock in Long Sunny Limited, he will become the beneficial owner of 100% of our common stock, or 17,400,000 shares, owned by Long Sunny Limited. For the Performance Periods ending June 30, July 31, and August 31, 2008, options to purchase three-sevenths of Mr. Li’s shares in Long Sunny Limited, equivalent to 4,474,286 shares of our common stock owned by Long Sunny Limited, have vested and will be exercisable as of October 15, 2008.

(13)  Guo Wei is a director as of June 24, 2008. Wang Chen and Ms. Guo are husband and wife. Ms. Guo’s beneficial ownership in Southern Sauce is based upon Mr. Wang’s respective interest in Long Sunny Limited.

(14)  Pursuant to the terms of the Warrants and the certificate of designation for the Preferred Shares, at no time may a purchaser of Preferred Shares or Warrants convert or exercise such Purchaser’s Preferred Shares or Warrants into shares of our common stock if the conversion or exercise would result in such Purchaser beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 9.9% of our then issued and outstanding shares of common stock; provided, however, that upon a purchaser providing us with sixty-one (61) days’ notice that such purchaser wishes to waive the cap, then the cap will be of no force or effect with regard to all or a portion of the preferred shares referenced in the waiver notice. The 9.9% beneficial ownership limitation does not prevent a shareholder from selling some of its holdings and then receiving additional shares. Accordingly, each shareholder could exercise and sell more than 9.9% of our common stock without ever at any one time holding more than this limit.

* Under 1 percent of the issued and outstanding shares as of September 15, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Set forth below are the related party transactions since June 30, 2006, among Southern Sauce and its shareholders, officers, and/or directors:

●
Vision Opportunity China LP, which held approximately 43.4% of our outstanding common stock prior to consummation of the June 2008 Financing, had an interest in the June 2008 Financing for the following reasons:

o
At the Closing of the June 2008 Financing, Vision Opportunity China LP received Preferred Shares convertible into approximately 5.9 million shares of our common stock, subject to a 9.9% limitation on beneficial ownership of common stock at a purchase price of $2.5357 per share and could stand to realize a profit if our common stock were later to have a market value of higher than $2.5357 per share.

o
At the Closing of the June 2008 Financing, Vision Opportunity China LP also received warrants to purchase approximately 7.1 million shares of our common stock in the future, subject to a 9.9% limitation on beneficial ownership of common stock, at an exercise price of $3.52 per share. Solely for purposes of illustration, Vision Opportunity China LP could stand to realize a profit if our common stock were later to have a market value of higher than $3.52 per share.

o
As part of the June 2008 Financing, Vision Opportunity China LP received rights to have the common stock that is issuable to it upon conversion of its Preferred Shares registered under an effective registration statement filed by the Company with the SEC.

●
Pursuant to the Mass Harmony Agreement dated September 16, 2007, Mass Harmony received an aggregate of RMB 500,000 (approximately $70,000), 1.5% of the issued and outstanding common stock of the Company after the Private Placements (including the common stock issuable upon conversion of the Preferred Shares), equivalent to 450,000 shares of common stock, and 5% of the gross proceeds of the Private Placements in Warrants, equivalent to Warrants to purchase an aggregate of 284,091 shares of common stock. The services provided by Mass Harmony under the Mass Harmony Agreement include performing initial due diligence on Shengkai, preparing Shengkai’s business plan, and assisting in the corporate restructuring and financial documentation.

●	On June 9, 2008, we issued the following shares as compensation for services:

o	5,000 shares of our common stock to Sichenzia Ross Friedman Ference LLP, for legal services rendered.
o	71,250 shares of our common stock to the Law Office of Raul Silvestre & Associates, APLC, for legal services rendered. Raul Silvestre owns Castle Bison, Inc., a shareholder of the Company.
o	6,000 shares of our common stock to John Vogel, our director and former CEO.
o	15,000 shares of our common stock to Robert Scherne, our former Controller.

●
As of June 9, 2008, shareholders Castle Bison, Inc., the Law Offices of Raul Silvestre & Associates and Lomond International, Inc. agreed for due consideration, to forgive certain loans made to the Company in the aggregate amount of $47,000. Lomond International, Inc. is owned by Martin Sumichrast and Ralph Olson, two shareholders of the Company.

Except as disclosed above, no executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to the Company at any time since the beginning of the Company’s last fiscal year.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently does not have a director that qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system.  Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our fiscal year ending June 30, 2009.

Item 14.  Principal Accounting Fees and Services

Audit Fee

The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during this fiscal year were approximately $98,000.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firms for audit-related services during the year ended June 30, 2008.

Tax Fees

The Company did not incur any fees from its independent registered public accounting firms for tax compliance or tax consulting services during the year ended June 30, 2008.

All Other Fees

The Company incurred approximately $10,000 in fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended June 30, 2008.

PART IV

Item 15.  Exhibits, Financial Statements Schedules

Footnote	Exhibit No.	Description
(1)	3.1	Articles of Incorporation.

(2)	3.2	Articles of Amendment to the Articles of Incorporation.

(1)	3.3	Bylaws.

(3)	3.4	Articles of Amendment to the Articles of Incorporation, setting forth the Certificate of Designations authorizing the Series A Preferred Stock.

(3)	3.5	Specimen of common stock certificate.

(3)	4.1	Form of Series A Warrant, June 2008 Financing.

(3)	4.2	Securities Purchase Agreement, dated as of June 10, 2008, by and among the Company and the Purchasers.

(3)	4.3	First Amendment to Securities Purchase Agreement, dated as of June 23, 2008, by and among the Company and the Purchasers.

(3)	4.4	Registration Rights Agreement, dated as of June 10, 2008, by and among the Company and the Purchasers.

(3)	4.5	Registration Rights Agreement dated as of June 10, 2008, by and among the Company and the Shell Shareholders.

(3)	4.6	Form of Lock-Up Agreement, dated as of June 10, 2008, by and among the Company and certain Shareholders.

(4)	4.7	Form of Series A Warrant, July 2008 Financing.

(4)	4.8	Securities Purchase Agreement, dated as of July 18, 2008, by and among the Company and Blue Ridge Investments, LLC.

(4)	4.9	Registration Rights Agreement, dated as of July 18, 2008, by and among the Company and Blue Ridge Investments, LLC.

(3)	10.1
Merger Agreement and Plan of Reorganization, dated as of June 9, 2008 between the Company, the controlling shareholders of the Company, Shen Kun Acquisition Sub Limited, Shen Kun International Limited, and the shareholders of Shen Kun International Limted. (3)

(3)	10.2	Securities Escrow Agreement, dated as of June 10, 2008, by and between the Company, Vision Opportunity China LP as representative of the Purchasers, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(3)	10.3
Investor and Public Relations Escrow Agreement, dated as of June 10, 2008, between the Company and Vision Opportunity China LP as representative of the Purchasers and Sichenzia Ross Friedman Ference LLP, as escrow agent.

(3)	10.4	Escrow Agreement, dated as of June 2, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.5	First Amendment to Escrow Agreement, dated as of June 4, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.6	Engagement Letter Agreement between Shengkai and Aegis Capital Corp., dated May 26, 2008.

(3)	10.7	Equity Pledge Agreement, dated as of May 30, 2008.

(3)	10.8	Exclusive Purchase Option Agreement, dated as of May 30, 2008.

(3)	10.9	Consigned Management Agreement, dated as of May 30, 2008.

(3)	10.10	Loan Agreement, dated as of May 30, 2008.

(3)	10.11	Technology Service Agreement, dated as of May 30, 2008.

(3)	10.12	Financial Consulting Agreement, dated as of September 16, 2007 between Shengkai and Mass Harmony Asset Management Limited.

(3)	10.13	Assignment of Intellectual Property, dated as of June 9, 2008 between the company and Michael Jordan.

(4)	10.14	Supplementary Agreement dated as of July 3, 2008 to the Equity Pledge Agreement dated as of May 30, 2008.

(4)	10.15	Securities Escrow Agreement, dated as of July 18, 2008, by and between the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.16	Second Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Vision Opportunity China LP.

(5)	10.17	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Vision Opportunity China LP, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.18	First Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Blue Ridge Investments, LLC.

(5)	10.19	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(3)	16.1	Letter from the Company to Sherb & Co., LLP, dated as of June 12, 2008.

(3)	16.2	Letter from Sherb & Co., LLP to the SEC.

(3)	21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on May 26, 2005.
(2)	Incorporated by reference to our Form 8-K filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our Form 8-K/A filed with the SEC on June 23, 2008.
(4)	Incorporated by reference to our Form 8-K filed with the SEC on July 24, 2008.
(5)	Incorporated by reference to our Form 8-K filed with the SEC on July 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tianjin, PRC, on the 26th day of September, 2008.

SOUTHERN SAUCE COMPANY, INC.

By:	/s/ Wang Chen
Wang Chen
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Wang Chen	September 26, 2008
Wang Chen
Chief Executive Officer and Director

/s/ Guo Wei	September 26, 2008
Guo Wei
Director