Form 10-K/A
period 2008-06-30
Shengkai Innovations, Inc.
filed 2008-11-14
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to____________

Commission file number: 000-51972

SHENGKAI INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	11-3737500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

No. 27, Wang Gang Road, Jin Nan (Shuang Gang) Economic and Technology Development Area Tianjin, People’s Republic of China	300350
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + (86) 22-2858-8899

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes     ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ྭ Yes ࿠  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ྭ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☐ No

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 10, 2008, there were 22,112,500 issued and outstanding shares of the issuer’s common stock.

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

EXPLANATORY NOTE:

In November 2008, management of the Registrant concluded that its financial statements for the year ended June 30, 2008, did not properly account for additional paid-in capital and comprehensive income for the fiscal year ended June 30, 2008 in accordance with United States generally accepted accounting principle.

After a detailed analysis, some reallocation should be provided to restate the stockholders’ equity and corresponding changes related to the allocation of stockholders’ equity items and notes to consolidated financial statements. The restatement affects periods from July 1, 2006 to June 30, 2008. The foregoing restatement adjustments did not affect the Company’s Assets and Liabilities, Revenue, Expenses and Net Income, and the Consolidated Statements of Cash Flows.

The impacts of the above have made the changes in figures as of the years ended June 30, 2007 and June 30, 2008 by restating the amount of equity items as at year ended June 30, 2007 and 2008.  Management is hereby restating its financial statements for the year ended June 30, 2007 and 2008 to correct the errors noted above.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K/A. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K/A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K/A, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

References to “Shengkai” are to Tianjin Shengkai Industrial Technology Development Co. Ltd., a PRC company that we control.

Unless otherwise specified or required by context, references to “Southern Sauce Company, Inc.,” “we,” “the Company”, “our” and “us” refer collectively to (i) Shengkai Innovations, Inc. (formerly known as “Southern Sauce Company, Inc.”), (ii) the subsidiaries of the Company, Shen Kun International Limited, a British Virgin Islands limited liability company (“Shen Kun”) and Sheng Kai (Tianjin) Ceramic Valves Co., Ltd., a wholly foreign-owned enterprise under the laws of the PRC (“SK Ceramic Valves”), and (iii) Shengkai.

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

SHENGKAI INNOVATIONS, INC.
FORM 10-K/A
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

[GRAPHIC]

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

We acquired control of Shengkai through two separate transactions: (i) a restructuring transaction which granted control of Shengkai to another PRC entity, SK Ceramic Valves, and (ii) a reverse merger transaction transferring control of SK Ceramic Valves to the Company. We refer to the restructuring transaction and the reverse merger transaction together as the “Reverse Merger.”

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

Private Placements : In connection with the reverse merger transaction, on June 11, 2008 we sold to Vision Opportunity China LP Units (the “Units”) for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit (the “June 2008 Financing”). Each Unit consists of one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of common stock, par value $0.001 per share (the “common stock”), and one Series A Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares (“Warrant”).

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

As of June 16, 2008, $13,180,000 had been contributed as the registered capital of SK Ceramic Valves . The remaining portion of SK Ceramic Valve’s registered capital ($4,600,000) had been contributed and verified as of August 1, 2008.

As a result of the consummation of the PRC Restructuring Agreements above, the contributions of Shengkai’s registered capital, and therefore the ownership of Shengkai, took the form represented in the table below:

Name of Shareholder	Amount of Contribution (RMB)	Percent of Capital Contribution
Wang Chen	45,689,600	71.39
Guo Wei	8,531,200	13.33
Zhao Yanqiu	4,192,000	6.55
Ji Haihong	4,192,000	6.55
Zhang Ying	307,200	0.48
Miao Yang	307,200	0.48
Chen Fang	307,200	0.48
Wu Yanping	236,800	0.37
Liu Naifan	236,800	0.37
Total	RMB 64,000,000	100%

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

Private Placement (June 2008 Financing)

In connection with the consummation of the Reverse Merger Transaction, on June 11, 2008 we consummated a financing for the sale of Units for the aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit (“the June 2008 Financing”). Each Unit consists of one share of the Company’s Preferred Shares, convertible into one share of common stock, and one Warrant equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares. The description of other material terms and conditions of the June 2008 Financing are set forth below.

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

The Purchase Agreement also grants the following significant rights to Vision Opportunity China LP and places the following significant restrictions and obligations on us:

☐
Subsequent financing participation. For two years after the date on which the initial registration statement to be filed by the Company under the registration rights agreement described below is declared effective by the Securities and Exchange Commission (“SEC”), Purchasers who continue to hold Preferred Shares have the right to participate in any subsequent sale of securities by the Company in order to purchase up to its pro rata portion of the total amount of securities sold in the subsequent sale equal to the percentage of the total Preferred Shares issued in the June 2008 Financing.

☐	Consent for asset sale. We may not sell all or a substantial portion of our assets, except to a subsidiary, without the consent of the holders of a majority of the then-outstanding Preferred Shares.

☐
Chief Financial Officer/Vice President of Investor Relations . As soon as possible after the First Closing, we are required to use our best efforts to appoint an individual who is fluent in English and acceptable to Vision Opportunity China LP to serve as Chief Financial Officer and/or Vice President of Investor Relations.

☐
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

☐
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

Lock-Up Agreement

On the Closing Date, we entered into an agreement with various shareholders of Long Sunny Limited and members of Shengkai’s management under which, in order to induce the Company and the Purchasers to enter into the June 2008 Financing, each of the seven shareholders and managers listed below agreed that (i) they will not sell or transfer any shares of our common stock held as of the Closing Date until at least 12 months after the effective date of the initial registration statement to be filed under the Vision RRA described above, and (ii) for an additional 24 months after the end of that 12 month period, it will not sell or transfer more than one-twelfth of its total shares of that common stock during any one month.

The shareholders subject to the Lock-Up Agreement are:

☐	Wang Chen, our CEO.
☐	Li Shaoqing
☐	Guo Wei
☐	Liu Xiaoqian
☐	He Li
☐	Ruan Xianqyi
☐	Li Juan

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

The July 2008 Purchase Agreement also grants the following significant rights to Blue Ridge Investments, LLC and places the following significant restrictions and obligations on us:

☐
Subsequent financing participation. For two years after the date on which the initial registration statement to be filed by the Company under the Registration Rights Agreement described below is declared effective by the Securities and Exchange Commission (“SEC”), if Blue Ridge Investments, LLC continues to hold Preferred Shares, it shall have the right to participate in any subsequent sale of securities by the Company in order to purchase up to its pro rata portion of the total amount of securities sold in the subsequent sale equal to the percentage of the total Preferred Shares issued in the July 2008 Financing.

☐	Consent for asset sale. We may not sell all or a substantial portion of our assets, except to a subsidiary, without the consent of the holders of a majority of the then-outstanding Preferred Shares.

☐
Chief Financial Officer/Vice President of Investor Relations . As soon as possible after the Closing Date, we are required to use our best efforts to appoint an individual who is fluent in English and acceptable to Vision Opportunity China LP and to Blue Ridge Investments, LLC to serve as Chief Financial Officer and/or Vice President of Investor Relations.

☐
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

☐
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

Production is comprised of three processes: ceramic piece production, machine-work of ceramic and metal components, and assembly. Currently, the total area of the production plant is 4,940 m 2 , with 51 sets of machine tools, of which 17 sets are for ceramics, and two sets of digitally controlled machine tools. Ceramic valve output in 2007 was 6,969 sets.

Ceramics are friable and non-plastic and, given that to-date we believe that there is no special equipment available for ceramic processing in the world, as such can not only be difficult to process but also have a limited field of application. Shengkai has overcome these disadvantages by applying the following features to its products:

☐	adding zirconia to alumina ceramics to increase toughness and resistance to corrosion;
☐	successfully using Martensite transformation toughening technology to increase toughness and reduce deformability; and
☐	applying nano-sized powder technology to improve toughness and other features.
☐	altering existing metal processors so as to enable Shengkai to apply cold-working techniques to its ceramic products.

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

Targeted marketing : Two market departments will be set up for domestic and overseas markets: Department No. 1 will be responsible for domestic marketing and engaging in direct sales for regular customers and sales via agents for spot sales. Sales teams will be set up by geographical region. Currently, Shengkai has set up distribution offices in Hunan, Jilin, Heilongjiang, Hebei, Jiangxi and Hubei and plans to increase its sales force, enlarge investment in marketing and increase sales volume. Due to geographical limitations and cultural differences, Department No. 2 will engage in no direct sales, but will instead utilize foreign agents to conduct sales in international markets. We have already obtained approval and authentication to export to Europe, North America, and the Asia-Pacific region.

Sales training : Each sales personnel member in the company will be trained in grass-roots production before starting work, so as to become familiar with production flow and product characteristics. The HR department has prepared a training plan aimed at sales personnel to educate them in sales and product knowledge. To ensure the professionalism of our employees, all of our sales personnel must pass an exam following training, before they may start work.

Value-added services : Shengkai will enhance the quality of our before-sales, during sales and after-sales service. Shengkai will develop before-sales technical design service to achieve a perfect connection of product with customer demand.

New industries : Shengkai aims to increase sales to customers in the environmental protection and electric power industry. Shengkai will also dedicate its energies to expanding our market into new fields like petrochemicals, metallurgy and ore mining. In the fiscal year 2008, revenue was $32,355,692.93, with the power industry comprising approximately 80.3% of revenue, and the aluminum, petrochemical and chemical, metallurgy and other industries comprising approximately 1.5%, 7.3%, 6.4% and 4.4%, respectively. We have already taken the first step toward entering the petrochemical industry market by gaining the qualification of first-class supplier for PetroChina and CPCC.  We estimate that by fiscal year 2009, the petrochemical industry will comprise approximately 20% of Shengkai's revenue, and the metallurgy, aluminum and power industries will comprise 10%, 5%, and 65% of Shengkai's revenue, respectively.

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

Fujikin of America Inc . Primary line of business: semiconductor material and ceramic valves, particularly small ceramic adjustable ball valves. Fuji kin specializes in the manufacture of control devices for valves, but it relies primarily on outsourcing for its ceramic valve cores. There is no branch in China so far.

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

Our Future Goals and Expansion Plans

We have the following near-term goals for our company:

☐
Develop new technology for the industry . We plan to increase investment in technology development and continue conducting research on engineering structural ceramics that will advance the ceramic industrial valve market.

☐	Lower production costs . We plan to digitalize its machinery and streamline its valve production so as to lower the production cost of ceramic valves and hasten their substitution for metal valves.
☐
Internationalization . Currently, we have started to gain brand awareness in the overseas valve market. We will keep expanding market share in the international market via well-known foreign agents, so as to enhance sales volume and profit in the international market.

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

Trademarks and Domain Names

Shengkai has registered seven trademarks for “SK” and “Shengkai” with the Trademark Bureau under the State of Administration for Industry & Commerce, all of which are effective:

Trademark	Certificate No.	Category	Registrant	Valid Term
[GRAPHIC]	No.1239606	No.6: metal valves (parts of non-machinery)	Shengkai	1/14/1999 to 1/13/2009
“SK”	No.1717597
No.6 :metal valves (parts of non-machinery), metallic pipe fittings, metallic pipe reinforcement material, metallic pipes fittings of compressed air pipes, metallic pipes, metallic pipes of air conditioning equipment, metallic drip valves, metallic sleeve, conduits and pipes of central heating equipments, metallic pipes of central heating
			Shengkai	2/21/2002 to 2/20/2012
[GRAPHIC]	No.4152529
No.2: black clear lacquer, chinaware silver lacquer, platinum glaze for brightening ceramic materials, ceramic coating, white dye or paint, non-viscous chemical coating, within and external walls of bright water-soluble spray plastic, metal anti-rust formulations, metal used protection formulations, ceramic materials with paint, antirust oil
			Shengkai	5/7/2007 to 5/6/2017
[GRAPHIC]	No.4152532	No.20: non-metallic valves, non-metallic ball valves, plastic water pipe valves, plastic drip valves	Shengkai	5/7/2007 to 5/6/2017
[GRAPHIC]	No.4152527
No.7:   mud pumps for petroleum, power station boilers and auxiliary equipments, centrifugal pumps, pumps, valves, the flap valves, pressure valves and give up valves, hydraulic valves, control valves, engine nozzles, electrostatic industrial equipments, conveyor
			Shengkai	10/14/2006 to 10/13/2016
[GRAPHIC]	No.4152528
No.6:   Armored plates, metallic valves (non-machinery parts), metallic ceramics, metallic drip valves, metallic pipes, metallic water pipes, metallic spray-head, metallic nozzles, metallic piping elbows
			Shengkai	10/14/2006 to 10/13/2016
[GRAPHIC]	No.4152533
No.11: slag of furnace automatic transmission installations, valves steam heating equipments, taps, plumbing plugs, sewer equipments, plumbing modulator switches, water equipments, air purification equipments and machinery, gas purification devices, ionizing air handling equipments, flues, flues in chimney, air filtration equipments
			Shengkai	10/14/2006 to 10/13/2016

Shengkai has registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
“Ceramicvalve.net”	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)
“Shengkai.com”	Shengkai	N/A	6/15/2009
[GRAPHIC]	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)
[GRAPHIC]	Shengkai	4/16/2007	4/16/2009 (extended from 4/16/2008)
[GRAPHIC]	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)
[GRAPHIC]	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)
[GRAPHIC]	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)
[GRAPHIC]	Shengkai	4/13/2007	4/13/2009 (extended from 4/13/2008)

Employees

As of September 9, 2008, Shengkai had 136 employees, 60 of which possess a diploma over junior college level, representing 44.12% of the work force recruited. We currently have three senior-level professionals and 10 mid-level professionals with graduate degrees.

Employee benefits include five state-mandated insurance plans:

☐
Old-age insurance: We withhold a portion of each employee’s average monthly salary from the prior year, as determined by the provincial government, generally 8%, and contribute an additional amount determined by law, up to approximately 20% of such average monthly salary.

☐
Medical insurance: We withhold approximately 2% of each employee’s average monthly salary from the prior year and contribute an additional amount totaling approximately 10% of such average monthly salary.

☐
Unemployment insurance: We withhold approximately 1% of each employee’s average monthly salary from the prior year, and contribute an additional amount totaling approximately 2% of such average monthly salary.

☐	Maternity insurance: We contribute an amount totaling approximately 0.8% of each employee’s average monthly salary from the prior year.

☐	Industrial injury insurance: we contribute an amount totaling approximately 0.5% of each employee’s average monthly salary from the prior year.

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

Government Regulation

          We are subject to a wide range of regulation covering every aspect of our business. The most significant of these regulations are set forth below. In each case, we have passed the most recent required inspections and have received appropriate and up-to-date licenses, certificates and authorizations, as set forth in the next subsection of this 10-K/A.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. Our principal approvals, licenses and certificates are set forth below.

☐	Business License (No. 120191000015144) issued on December 17, 2007 by Tianjin Administration for Industry and Commerce.

☐
Organization Code Certificate issued by Tianjin Quality Supervision and Inspection Bureau (code No. 23967678-2, and registration No. Zu Dai Guan 120191-030551), the valid period of which is from October 19, 2006 to October 18, 2010. The company has passed the 2007 annual inspection.

☐
Taxation Registration Certificate (Jin Guo Shui Zi No. 120115239676782) issued by the Tianjin Economic-Technological Development Area Branch of the State Administration of Taxation on October 30, 2006.

☐	Taxation Registration Certificate (Jin Di Shui Zi No. 120115239676782) issued by the Tianjin Economic-Technological Development Area Branch of the Local Tax Bureau on October 26, 2006.

☐
Customs Declaration Registration Certificate for Consignees or Consignors of Import & Export of the PRC Customs (the Certificate code No.1207268124) issued by Tianjin Customs District of the PRC on July 31, 2001. The expiration date is August 22, 2009.

☐	Registration Form for Operators of Foreign Trading (the code No. 00498476, and import & export enterprise code No.1200239676782) issued by Tianjin Commission of Commerce on December 5, 2007.

☐	Self-declaration Units Registration Certificate (the Certificate No. 1200604101) issued by Tianjin Entry-Exit Inspection and Quarantine bureau on September 21, 2006.

☐
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

Our principal shareholder has the power to control our business .

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

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of Renminbi against U.S. dollar, which is continuing. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us .

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

Our land use rights are set forth below:

Land Use Rights through Grants from Land Management Authority

Land No.	No. 01-17-(3)-8
Land Use Right Certificate No.	Jin Nan Dan Guo Yong (2001) Geng 2 Zi No.045
User of the Land	Shengkai
Location	Wang Gang Road, Shuangang, Jinnan Economic & Technology Development Area, Tianjin
Usage	Commercial Services
Area ( ㎡ )	10023.0
Form of Acquisition	Grant from related Land Management Authority
Expiration Date	21/09/2048
Encumbrances	N/A

We occupy the following buildings, as set forth below:

Owned Premises

	Part 1	Part 2	Part 3	Part 4	Part 5
Certificate No.	No. 120018246
Owner	Shengkai
Location	Wang Gang Road, Shuangang, Jinnan Economic& Technology Development Area, Tianjin
Category	Private
Area ( ㎡ )	931.06	1192.90	493.64	824.74	2691.41
Usage of Design	Industry	Industry	Industry	Industry	Industry
Structure	Mixture	Mixture	Mixture	Mixture	Mixture
Encumbrances	N/A	N/A	N/A	N/A	N/A
Leased Premises

No.	Lessor	Location	Term	Rent per Year (RMB)
1	Tianjin Jinbin Nanhua Premises Purchasing Co., Ltd.	Room324, 3/F, 1st Street, Tianjin Economic-Technological Development Area	January 12, 2008 to January 11, 2010	$14,000

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

In connection with the foregoing, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act, and transfers of such shares were restricted by the Company in accordance with the requirements of the Securities Act. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

Statements of Operation Data

	Twelve months ended June 30,
	2008	2007	2006
Net revenues	$32,355,693	$23,124,748	$13,677,946
Cost of sales	(13,211,608)	(9,244,592)	(5,353,487)

Gross profit	$19,144,085	$13,880,156	$8,324,459
Other income - disposal of property,plant and equipment	31,712	-	-

Operating expenses:
Selling	(2,951,888)	(2,639,249)	(1,467,675)
General and administrative	(1,973,331)	(1,398,330)	(639,190)

Operating income	$14,250,578	$9,842,577	$6,217,594
Other income - government grant	-	639	30,938
Other income - tax refund	-	24,867	-
Other expense - transaction costs for reverse merger	(43,209)	-	-
Other expense	(32)	(109)
Interest income	18,562	8,831	5,921
Interest expenses	-	(20,174)	(24,712)

Income before income taxes	$14,225,899	$9,856,631	$6,229,741
Income taxes	(4,138,860)	(3,284,829)	(2,055,815)

Net income	$10,087,039	$6,571,802	$4,173,926

Balance Sheet Data

	As at June 30	As at June 30,
	2008	2007	2006
Cash and cash equivalents	$21,313,484	$1,691,476	$1,292,869
Working capital	23,592,880	11,515,991	12,185,920
Total assets	39,767,207	23,268,830	19,668,974
Total debts	2,585,665	2,852,863	3,529,581
Total shareholders’ equity	37,181,542	20,415,967	16,139,393

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
SHENGKAI INNOVATIONS, INC.
(FORMERLY KNOWN AS SOUTHERN SAUCE COMPANY, INC.)
FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US dollars)

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)

CONTENTS	PAGES
INDEPENDENT AUDITOR’S REPORT	46

CONSOLIDATED BALANCE SHEETS	47 –48

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	49

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	50

CONSOLIDATED STATEMENTS OF CASH FLOWS	51 – 52

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS	53 – 73

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

The Board of Directors and Stockholders of
Shengkai Innovations, Inc.
(Formerly known as Southern Sauce Company, Inc.)

Independent Auditor’s Report

We have audited the accompanying consolidated balance sheets of Shengkai Innovations, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shengkai Innovations, Inc. as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Albert Wong & Co
Hong Kong, China	Albert Wong & Co
November 11, 2008	Certified Public Accountants

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2008 AND 2007
(Stated in US Dollars)
(Restated)

	Note	2008	2007
		(Restated)	(Restated)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized ; 5,915,526 and nil issued and outstanding as of June 30, 2008 and 2007 respectively. (restated)	11	$5,916	$-
Common stock - $0.001 par value 50,000,000 shares authorized; 22,112,500 and 20,550,000 shares issued and outstanding as of June 30, 2008 and 2007	12	22,113	20,550
Additional paid-in capital (restated)	12	23,494,626	10,452,168
Statutory reserves (restated)		2,875,066	1,665,187
Retained earnings (restated)		8,257,303	7,122,377
Accumulated other comprehensive
Income (restated)		2,526,518	1,155,685
		$37,181,542	$20,415,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$39,767,207	$23,268,830

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)
(Restated)

	Note	2008	2007

Net revenues		$32,355,693	$23,124,748
Cost of sales		(13,211,608)	(9,244,592)

Gross profit		$19,144,085	$13,880,156
Other income – disposal of property, plant and equipment		31,712	-
Operating expenses:
Selling		(2,951,888)	(2,639,249)
General and administrative		(1,973,331)	(1,398,330)

Operating income		$14,250,578	$9,842,577
Other income – government grant		-	639
Other income – tax refund		-	24,867
Other expense – transaction costs for
reverse merger		(43,209)	-
Other expense		(32)	(109)
Interest income		18,562	8,831
Interest expenses		-	(20,174)

Income before income taxes		$14,225,899	$9,856,631
Income taxes	13	(4,138,860)	(3,284,829)

Net income		$10,087,039	$6,571,802
Foreign currency translation adjustment (restated)		1,370,833	898,215

Comprehensive income		$11,457,872	$7,470,017

Basic earnings per share before dividend	14	$0.456	$0.320
Basic earnings per share after dividend	14	$0.106	$0.320
Diluted earnings per share after dividend	14	$0.084	$0.320
Basic weighted average share outstanding	14	22,112,500	20,550,000
Diluted weighted average share outstanding	14	28,028,026	20,550,000

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)
(Restated)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	Income	Total

Balance, July 1, 2006 (restated)	20,550,000	$20,550	$-	$10,452,168	$739,029	$4,670,176	$257,470	$16,139,393
Net income	-	-	-	-	-	6,571,802	-	6,571,802
Appropriations to
statutory reserves	-	-	-	-	926,158	(926,158)	-	-
Dividends	-	-	-	-	-	(3,193,443)	-	(3,193,443)
Foreign currency ranslation adjustment (restated)	-	-	-	-	-	-	898,215	898,215

Balance, June 30, 2007 (restated)	20,550,000	$20,550	$-	$10,452,168	$1,665,187	$7,122,377	$1,155,685	$20,415,967

Balance, July 1, 2007	20,550,000	$20,550	$-	$10,452,168	$1,665,187	$7,122,377	$1,155,685	$20,415,967
Reduction of registered capital of a subsidiary (restated)	-	-	-	(8,662,637)	-	-	-	(8,662,637)
Net income	-	-	-	-	-	10,087,039	-	10,087,039
Reverse acquisition (restated)	1,562,500	1,563	-	243,777	-	-	-	245,340
Proceeds from shares issued in private placement, net of transaction costs of $1,275,000 (restated)	-	-	5,916	13,719,084	-	-	-	13,725,000
Appropriations to statutory reserves (restated)	-	-	-	-	1,209,879	(1,209,879)	-	-
Dividends	-	-	-	7,742,234	-	(7,742,234)	-	-
Foreign currency translation adjustment (restated)	-	-	-	-	-	-	1,370,833	1,370,833

Balance, June 30, 2008 (restated)	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	2008	2007

Net cash and cash equivalents sourced	$18,808,220	$325,197

Effect of foreign currency translation on cash and cash equivalents	813,788	73,410

Cash and cash equivalents–beginning of year	1,691,476	1,292,869

Cash and cash equivalents–end of year	$21,313,484	$1,691,476
Supplementary cash flow information:
Interest received	$19,752	$8,831
Interest paid	-	20,174
Tax paid	3,429,056	3,338,307

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Shengkai Innovations, Inc. (formerly known as “Southern Sauce Company, Inc.”) (the “Company”) was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008 the company has only nominal operations and assets.

On June 9, 2008, the Company executed a reverse-merger with Shen Kun International Limited (“Shen Kun”) by an exchange of shares whereby the Company issued 20,550,000 common shares at $0.001 par value in exchange for all Shen Kun shares.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and the historical financial statements of Shen Kun. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalized. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. Accordingly, the consolidated statements of income include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd from the acquisition date through June 30, 2008, and 2007.

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

On October 23, 2008, the Company changed its name from Southern Sauce Company, Inc. to Shengkai Innovations, Inc.

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

*Tianjin Shengkai Industrial Technology
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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 – 40 years
Machinery and equipment	3 – 20 years
Office equipment	3 – 10 years
Motor vehicles	10 years

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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

Net revenue is recognized when customer takes delivery and acceptance of products, the price is fixed or determinable as stated on sales contract, and the collectability is reasonably assured.

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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC. Total cash in the banks at June 30, 2008 and 2007 amounted to $21,308,604 and $1,685,170 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $2,875,066 as at June 30, 2008.

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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

11.	PREFERRED STOCK AND WARRANTS

On June 11, 2008, the Company sold 5,915,526 shares of Series A Preferred Stock and various stock purchase warrants for cash consideration totaling $15 million dollars. The exercise price, expiration date and number of share eligible to be purchased with the warrants are summarized in the following table:

Series of warrant	Number of shares	Exercise price	Contractual term
Series A	7,098,632	$ 3.52	5.0 years

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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

The Company recognized a beneficial conversion feature discount on the Series A preferred stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series A preferred stock investment, less the effective conversion price but limited to the $15 million of proceeds received from the sale. The Company recognized the $7.8 million beneficial conversion feature in the equity as a transfer from retained earnings to additional paid in capital as dividends in the accompanying consolidated financial statements on the date of issuance of the Series A preferred shares since the Series A preferred shares were convertible at the issuance date.

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

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. The common stock is $22,113 with paid-in capital $23,494,626 as at the year ended June 30, 2008. The new capital structure will be retroactively restated in the consolidated balance sheet as of June 30, 2008, and 2007.

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

Income before income tax expenses of $14,225,899, and $9,856,631 for the years ended June 30, 2008 and 2007 respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for the years ended June 30, 2008, and 2007 are $4,138,860, and $3,284,829, respectively.

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

14.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

Earnings:	2008	2007

Net income for the year	$10,087,039	$6,571,802
Non-Cash Dividends on convertible preferred stock	(7,742,234)	-

Earnings for the purpose of basic earnings per share	$2,344,805	$6,571,802

Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$2,344,805	$6,571,802

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	22,112,500	20,550,000
Effect of dilutive potential common stock - conversion of convertible preferred stock	5,915,526	-

Weighted average number of common stock for the purpose of dilutive earnings per share	28,028,026	20,550,000

Earnings per share:

Basic earnings per share before dividend	$0.456	$0.320

Basic earnings per share after dividend	$0.106	$0.320

Dilutive earnings per share after dividend	$0.084	$0.320

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
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

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

20.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMETNS

In November 2008, subsequent to the issuance of the Company’s financial statements for the year ended June 30, 2008, the Company’s accountant discovered the Additional Paid-in Capital and Comprehensive Income were not correctly stated. After detail analysis, some reallocation should be provided to restate the stockholders’ equity and corresponding changes related to the allocation of stockholders’ equity items and notes to consolidated financial statements. The restatement affects periods from July 1, 2006 to June 30, 2008. The foregoing restatement adjustments did not affect the Company’s Assets and Liabilities, Revenue, Expenses and Net Income, and the Consolidated Statements of Cash Flows. The effects of the restatements are shown in the following tables:

CONSOLIDATED BALANCE SHEETS

	Original	Restated
	June 30,
ITEMS	2008	2008
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized ; 5,915,526 and nil issued and outstanding as of June 30, 2008 and 2007 respectively.	$7,342,358	$5,916
Common stock - $0.001 par value 50,000,000 shares authorized; 22,112,500 and 20,550,000 shares issued and outstanding as of June 30, 2008 and 2007	22,113	22,113
Additional paid-in capital	16,712,970	23,494,626
Statutory reserves	3,217,565	2,875,066
Retained earnings	7,914,804	8,257,303
Accumulated other comprehensive Income	1,971,732	2,526,518

TOTAL STOCKHOLDERS’ EQUITY	$37,181,542	$37,181,542

As a result of restatement of the consolidated balance sheet as of June 30, 2008, total preferred stock decreased from $7,342,358 as originally reported, to $5,916, a decrease of $7,336,442. The corresponding changes reflected a decrease of $6,781,656 in additional paid-in capital and a decrease of accumulated other comprehensive income of $554,786. The Statutory reserves decreased from $3,217,565 as originally reported, to $2,875,066, a decrease of $342,499. The corresponding changes reflected a decrease of retained earnings of $342,499. The total stockholders’ equity has no changes.

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

20.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Original	Restated
	For the year ended June 30,
ITEMS	2008	2008
Net income	$10,087,039	$10,087,039
Foreign currency translation adjustment	826,474	1,370,833

Comprehensive income	$10,913,513	$11,457,872

As a result of restatement of consolidated income and comprehensive income for the year ended June 30, 2008, comprehensive income increased from $10,913,513 as originally reported, to $11,457,872, an increase of $544,359. The increase in comprehensive income was composed of an increase of $544,359 in foreign currency translation adjustment.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

SHENGKAI INNOVATIONS, INC.
(f/k/a SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

20.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEMS	Original					Restated
	For the year ended June 30
	2008					2008
					Accumulated					Accumulated
		Additional			Other		Additional			Other
	Preferred	Paid-in	Statutory	Retained	Comprehensive	Preferred	paid-in	Statutory	Retained	Comprehensive
	Stock	capital	Reserves	earnings	Income	stock	capital	reserves	earnings	Income

Balance, July 1, 2007	$-	$10,462,595	$1,665,187	$7,122,377	$1,145,258	$-	$10,452,168	$1,665,187	$7,122,377	$1,155,685
Reduction of registered capital of a subsidiary	-	-	-	-	-	-	(8,662,637)	-	-	-
Net income	-	-	-	10,087,039	-	-	-	-	10,087,039	-
Reverse acquisition	-	(132,267)	-	-	-	-	243,777	-	-	-
Proceeds from shares
issued in private
placement, net
of transaction costs of $1,275,000	7,342,358	6,382,642	-	-	-	5,916	13,719,084	-	-	-
Appropriations to statutory
Reserves	-	-	1,552,378	(1,552,378)	-	-	-	1,209,879	(1,209,879)	-
Dividends	-	-	-	(7,742,234)	-	-	7,742,234	-	(7,742,234)	-
Foreign currency translation adjustment	-	-	-	-	826,474	-	-	-	-	1,370,833
Balance, June 30, 2008	$7,342,358	$16,712,970	$3,217,565	$7,914,804	$1,971,732	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518

SHENGKAI INNOVATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

20.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMETNS (Continued)

CONSOLIDATED BALANCE SHEETS

	Original	Restated
	June 30,
ITEMS	2007	2007
STOCKHOLDERS’ EQUITY
Additional paid-in capital	$10,462,595	$10,452,168
Accumulated other comprehensive Income	1,145,258	1,155,685

As a result of restatement of the consolidated balance sheet as of June 30, 2007, additional paid-in capital decreased from $10,462,595 as originally reported, to $10,452,168, a decrease of $10,427. The corresponding change reflected a decrease in accumulated other comprehensive income of $10,427. The total stockholders’ equity has no changes.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Original	Restated
	For the year ended June 30,
ITEMS	2007	2007
Net income	$6,571,802	$6,571,802
Foreign currency translation adjustment	887,788	898,215

Comprehensive income	$7,459,590	$7,470,017

As a result of restatement of consolidated income and comprehensive income for the year ended June 30, 2007, comprehensive income increased from $7,459,590 as originally reported, to $7,470,017, an increase of $10,427. The increase comprehensive income was composed of an increase of $10,427 in foreign currency translation adjustment.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY

	Original		Restated
	For the year ended June 30
ITEMS	2007		2007
		Accumulated		Accumulated
	Additional	Other	Additional	other
	Paid-in	Comprehensive	paid-in	comprehensive
	capital	Income	capital	Income
Balance, July 1, 2006	$10,462,595	$257,470	$10,452,168	$257,470
Net income	-	-	-	-
Appropriations to statutory reserves	-	-	-	-
Dividends	-	-	-	-
Foreign currency translation adjustment	-	887,778	-	898,215
Balance, June 30, 2007	$10,462,595	$1,145,258	$10,452,168	$1,155,685

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

Prior to engaging Albert Wong & Co., CPA, Albert Wong & Co. CPA did not provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from Sherb to Albert Wong & Co. CPA.

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

(a)	Directors and Executive Officers of Shengkai Innovations, Inc

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Chen (former CEO(1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

John Vogel (former CEO(2)	2008	-0-	-0-	11,100	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert Jordan (former CEO)(3)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Wang Chen was appointed CEO and director of the Company on June 9, 2008.
(2)
John Vogel was appointed CEO of the Company on March 19, 2008 and director on February 14, 2008 and resigned from the position of CEO effective June 9, 2008. On June 9, 2008, Mr. Vogel received 6,000 shares of our common stock as consideration for services, and on June 9, 2008, the closing price for our common stock was $1.85.

(3)
Robert Jordan was appointed director and CEO of the Company in December 2004. He resigned from his position as director effective February 14, 2008 and from his position as CEO effective March 19, 2008.

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

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Preferred Shares (2)(14)		Warrants (3)(14)		Total (4)		Percentage of common stock (%)
Owner of More than 5% of Class

Vision Opportunity China LP 520 Madison Avenue, 12th Floor New York, NY 10022 (5)	677,500	5,915,526	(14)	7,098,632	(14)	13,691,658	(14)	9.9	(14)%

Hare & Co., as custodian for Blue Ridge Investments, LLC 214 N. Tryon Street Charlotte, NC 28255 (6)	0	1,971,842	(14)	2,366,211	(14)	4,338,053	(14)	9.9	(14)%

Long Sunny Limited (7)(8) P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	17,400,000	0		0		17,400,000		78.69%

Li Shaoqing (8) c/o Long Sunny Limited P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	10,440,000	0		0		10,440,000		47.21%

Directors and Executive Officers (9)

John Vogel (director and former CEO) (10) 31200 Via Colinas, Suite 200 Westlake Village, CA 91362	6,000	0		0		6,000			*%

Robert Scherne (former principal accounting officer) (11) 31200 Via Colinas, Suite 200 Westlake Village, CA 91362	15,000	0		0		15,000			*%

Mr. Wang Chen (director and current CEO) (12)	11,434,286	0		0		11,434,286		43.01%

Ms. Guo Wei (director) (13)	11,434,286	0		0		11,434,286		43.01%

All Directors and Executive Officers (4 persons)	11,455,286	0		0		11,455,286		51.80%

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

(13)   Guo Wei is a director as of June 24, 2008. Wang Chen and Ms. Guo are husband and wife. Ms. Guo’s beneficial ownership in the Company is based upon Mr. Wang’s respective interest in Long Sunny Limited.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Set forth below are the related party transactions since June 30, 2006, among the Company and its shareholders, officers, and/or directors:

☐
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

☐
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

☐	On June 9, 2008, we issued the following shares as compensation for services:

o	5,000 shares of our common stock to Sichenzia Ross Friedman Ference LLP, for legal services rendered.
o	71,250 shares of our common stock to the Law Office of Raul Silvestre & Associates, APLC, for legal services rendered. Raul Silvestre owns Castle Bison, Inc., a shareholder of the Company.
o	6,000 shares of our common stock to John Vogel, our director and former CEO.
o	15,000 shares of our common stock to Robert Scherne, our former Controller.

☐
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tianjin, PRC, on the 14th day of November, 2008.

SHENGKAI INNOVATIONS, INC.

By:	/s/ Wang Chen
Wang Chen
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Wang Chen	November 14, 2008
Wang Chen
Chief Executive Officer and Director

/s/ Guo Wei	November 14, 2008
Guo Wei
Director