Form 10-Q
period 2008-09-30
Shengkai Innovations, Inc.
filed 2008-11-14
CIK 1327364

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 000-51972

SHENGKAI INNOVATIONS, INC.
______________________________________________________
(Exact name of small business issuer as specified in its charter)

Florida	11-3737500
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

NO. 27, WANG GANG ROAD
JIN NAN (SHUANG GANG) ECONOMIC AND TECHNOLOGY DEVELOPMENT AREA
TIANJIN, PEOPLE’S REPUBLIC OF CHINA
(Address of principal executive offices)

(8622) 2858-8899
(Registrant’s telephone number, including area code)

SOUTHERN SAUCE COMPANY, INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,112,500 shares of common stock, $.001 par value, were outstanding as of November 3, 2008.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SHENGKAI INNOVATIONS, INC.

(FORMERLY KNOWN AS SOUTHERN SAUCE COMPANY, INC.)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Stated in US dollars)(Unaudited)

SHENGKAI INNOVATIONS, INC.
(FORMERLY KNOWN AS SOUTHERN SAUCE COMPANY, INC.)

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2 - F-3

CONSOLIDATED STATEMENTS OF INCOME	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-25

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
CPA(Practising)

The board of directors and shareholders of
Shengkai Innovations, Inc.
(Formerly Known As Southern Sauce Company, Inc.)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, and the related consolidated statements of income, stockholders’ equity and cash flows of Shengkai Innovations, Inc. and consolidated subsidiaries as of September 30, 2008 and 2007, and for the three-month period then ended. These interim financial information statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co.
November 11, 2008	Certified Public Accountants

SHENGKAI INNOVATIONS, INC. (F.K.A. SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2008 AND JUNE 30, 2008
(Stated in US Dollars)

	Note	September 30, 2008	June 30, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$28,653,683	$21,313,484
Pledged deposits	4	548,832	500,000
Trade receivables		3,820,811	3,596,318
Notes receivable		14,588	8,732
Other receivables	5	21,884	19,791
Deposits and prepaid expenses		380,907	2,543
Advances to suppliers		265,109	12,350
Inventories	6	1,209,698	725,327

Total current assets		$34,915,512	$26,178,545
Property, plant and equipment, net	7	2,547,838	2,523,062
Intangible assets, net	8	6,525,039	6,699,932
Deposits on purchase of computer system	15	4,376,303	4,365,668

TOTAL ASSETS		$48,364,692	$39,767,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$63,419	$-
Accounts payable		1,346,482	938,483
Advances from customers		136,183	29,852
Other payables	9	656,163	549,626
Accruals		146,021	116,673
Income tax payable		1,025,869	951,031

Total current liabilities		$3,374,137	$2,585,665

TOTAL LIABILITIES		$3,374,137	$2,585,665

Commitments and contingencies	15	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2008 AND JUNE 30, 2008
(Stated in US Dollars)

	Note	September 30, 2008	June 30, 2008
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value 15,000,000 share authorized ; 7,887,368 and 5,915,526 shares issued and outstanding as of September 30, 2008 and June 30, 2008 respectively	10	$7,887	$5,916

Common stock - $0.001 par value 50,000,000 shares authorized; 22,112,500 shares issued and outstanding as of September 30, 2008 and June 30, 2008	11	22,113	22,113
Additional paid-in capital	11	30,666,631	23,494,626
Statutory reserves		2,875,066	2,875,066
Retained earnings		8,823,434	8,257,303
Accumulated other comprehensive
Income		2,595,424	2,526,518

		$44,990,555	$37,181,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$48,364,692	$39,767,207

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

		Three months ended September 30,
	Note	2008	2007

Net revenues		$9,197,247	$6,605,357
Cost of sales		(3,607,574)	(2,689,587)

Gross profit		$5,589,673	$3,915,770
Operating expenses:
Selling		(870,837)	(458,988)
General and administrative		(596,486)	(366,377)

Operating income		$4,122,350	$3,090,405
Other income		7,316	-
Other expense		-	(13)
Interest income		22,846	2,643

Income before income taxes		$4,152,512	$3,093,035
Income taxes	12	(1,026,195)	(1,023,979)

Net income		$3,126,317	$2,069,056

Basic earnings per share before dividend	13	$0.141	$0.101

Basic earnings per share after dividend	13	$0.026	$0.101

Diluted earnings per share after dividend	13	$0.019	$0.101

Basic weighted average share outstanding	13	22,122,500	20,550,000

Diluted weighted average share outstanding	13	29,999,868	20,550,000

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2008 AND THREE MONTHS ENDED SEPTEMBER 30, 2008
(Stated in US Dollars) (Unaudited)

	Common stock			Additional			Accumulated other
	Number of share	Amount	Preferred stock	paid-in capital	Statutory reserves	Retained earnings	comprehensive income	Total

Balance, July 1, 2007	20,550,000	$20,550	$-	$10,452,168	$1,665,187	$7,122,377	$1,155,685	$20,415,967

Reduction of registered capital of a subsidiary	-	-	-	(8,662,637)	-	-	-	(8,662,637)
Net income	-	-	-	-	-	10,087,039	-	10,087,039
Reverse acquisition	1,562,500	1,563	-	243,777	-	-	-	245,340

Proceeds from shares issued in private placement, net of transaction costs of $1,275,000	-	-	5,916	13,719,084	-	-	-	13,725,000

Appropriations to statutory reserves	-	-	-	-	1,209,879	(1,209,879)	-	-
Dividends	-	-	-	7,742,234	-	(7,742,234)	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	1,370,833	1,370,833

Balance, June 30, 2008	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542

Balance, July 1, 2008	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542
Net income	-	-	-	-	-	3,126,317	-	3,126,317

Proceeds from shares issued in private placement, net of transaction costs of $386,210	-	-	1,971	4,611,819	-	-		4,613,790
Dividends	-	-	-	2,560,186	-	(2,560,186)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	68,906	68,906

Balance, September 30, 2008	22,112,500	$22,113	$7,887	$30,666,631	$2,875,066	$8,823,434	$2,595,424	$44,990,555

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$3,126,317	$2,069,056
Depreciation	41,441	37,203
Amortization	191,276	173,179

Adjustments to reconcile net income to net
cash provided by operating activities:
Trade receivables	(215,801)	(257,921)
Notes receivable	(5,836)	-
Other receivables	(2,046)	(7,385)
Deposits and prepaid expenses	922	32,633
Advances to suppliers	(252,809)	86,297
Inventories	(482,758)	(67,251)
Notes payable	63,440	(33,329)
Accounts payable	405,842	329,267
Advances from customers	106,293	45,425
Other payables	105,232	(437,880)
Accruals	29,073	(501)
Income tax payable	72,544	190,564

Net cash provided by operating activities	$3,183,130	$2,159,357

Cash flows from investing activities
Purchase of property, plant and equipment	$(60,076)	$(69,374)
Payment of deposit of computer system	-	(1,981,752)
Deposit for land use right auction	(379,400)	-
Amounts due from directors and shareholders	-	(68,337)
Increase in pledged deposits	(48,847)	-

Net cash used in investing activities	$(488,323)	$(2,119,463)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $386,210	$4,613,790	$-

Net cash provided by financing activities	$4,613,790	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

	Three months ended September 30,
	2008	2007

Net cash and cash equivalents sourced	$7,308,597	$39,894

Effect of foreign currency translation on cash and cash equivalents	31,602	24,392

Cash and cash equivalents-beginning of year	21,313,484	1,691,476

Cash and cash equivalents-end of year	$28,653,683	$1,755,762

Supplementary cash flow information:
Interest received	$22,846	$2,643
Tax paid	953,651	833,415

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Shengkai Innovations Inc. (the Company) was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008 the company has only nominal operations and assets.

On June 9, 2008, the Company executed a reverse-merger with Shen Kun International Limited (“Shen Kun”) by an exchange of shares whereby the Company issued 20,550,000 common shares at $0.001 par value in exchange for all Shen Kun shares.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and the historical financial statements of Shen Kun. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalized. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. Accordingly, the consolidated statements of income include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd from the acquisition date through September 30, 2008, and 2007.

Shen Kun formed Sheng Kai (Tianjin) Ceramic Valves Co., Ltd. (“SK Ceramic Valves” or “WFOE”), which entered into a series of agreements with Tianjin Shengkai Industrial Technology Development Co., Ltd (“Shengkai”) including but not limited to consigned management, technology service, loan, exclusive purchase option, equity pledge, etc. The agreements were entered on May 30, 2008. As a result of entering the abovementioned agreements, WFOE deem to control Shengkai as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised December 2003) Consolidated of Variable Interest Entities, and Interpretation of ARB No. 51.  In connection with the reverse merger transaction, on June 11, 2008 the Company sold 5,915,526 Units for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit. Each Unit consists of one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of common stock, par value $0.001 per share (the “common stock”), and one Series A Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares (“Warrant”). Additionally, on July 18, 2008, the Company sold 1,971,842 Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit. Each Unit consists of one Preferred Share, convertible into one share of common stock, par value $0.001 per share (the “common stock”), and one Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares.

The Company, through its subsidiaries and Shengkai, (hereinafter, collectively referred to as “the Group”), is now in the business of manufacturing and selling of ceramic valves.

On October 23, 2008, the Company changed its name from Southern Sauce Company, Inc. to Shengkai Innovations Inc.

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

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

The company owned the three subsidiaries since its reverse-merger on June 9, 2008. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of subsidiaries	Place of incorporation	Attributable interest

Shen Kun International Limited	British Virgin Islands	100%

Sheng Kai (Tianjin) Ceramic Valves Co., Ltd	PRC	100%

*Tianjin Shengkai Industrial Technology Development Co., Ltd	PRC	100%

*Deemed variable interest entity member

(c)	Use of estimates

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

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

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

(e)	Pledged deposits

Pledged deposits represent restricted cash of deposits on account to secure notes payable and deposit for investor and public relation affairs as at September 30, 2008 and deposit for investor and public relation affairs as at June 30, 2008.

(f)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

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

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

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

Inventories consist of finished goods, work in progress and raw materials, and are stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(j)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC and Hong Kong. The Company does not maintain any bank accounts in the United States of America.

	September 30, 2008	June 30, 2008
Cash on hand	$7,174	$4,880
Agricultural Bank of China	421	421
Bank of China	17,685	12,888
Industrial and Commercial Bank of China	9,965,961	8,317,060
Industrial Bank Co. Ltd.	7,447,361	37,070
Shanghai Pudong Development Bank	11,199,628	12,939,316
The Hong Kong and Shanghai Banking
Corporation Limited	15,453	1,849

	$28,653,683	$21,313,484

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

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

The Company expensed all advertising costs as incurred. Advertising expenses included in the selling expenses for the three months ended September 30, 2008 and 2007 were nil and $19,885 respectively.

(n)	Research and development costs

The Company expensed all research and development costs as incurred. Research and development expenses included in the general and administrative expenses for the three months ended September 30, 2008 and 2007 were $109,891 and $3,569 respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in and the general and administrative expenses for the three months ended September 30, 2008 and 2007 were $21,120 and $3,771 respectively.

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Income taxes

The Group accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

September 30, 2008
Balance sheet	RMB 6.85510 to US$1.00
Statement of income	RMB 6.85292 to US$1.00

June 30, 2008
Balance sheet	RMB 6.87180 to US$1.00
Statement of income	RMB 7.29063 to US$1.00

September 30, 2007
Balance sheet	RMB 7.51760 to US$1.00
Statement of income	RMB 7.56910 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC. Total cash in the banks at September 30, 2008 and June 30, 2008 amounted to $28,646,509 and $21,308,604 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $2,875,066 as of September 30, 2008 and June 30, 2008.

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

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recent accounting pronouncements

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2008 and June 30, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30, 2008 and June 30, 2008, almost the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. A minimal bank deposit was maintained with the bank in Hong Kong.

For the three months ended September 30, 2008 and 2007, nearly all of the Group’s sales were generated from the PRC. In addition, nearly all accounts receivable as of September 30, 2008 and June 30, 2008, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the three months ended September 30, 2008, and 2007, there was no customer who accounts for 10% or more of the Group’s revenue.

Details of customer account for 10% or more of the Group’s trade receivables were as follows:

	September 30, 2008	June 30, 2008

Customer A	$-	$851,262

Customer B	-	772,723

Customer C	-	415,440

Customer D	516,125	-

Customer E	412,368	-

4.	PLEDGED DEPOSITS

Pledged deposits were restricted cash of deposits on account to secure notes payables and deposit for investor and public relation affairs.

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

5.	OTHER RECEIVABLES

Other receivables comprise the followings:

	September 30, 2008	June 30, 2008

Disbursement and advances to employee	$10,943	$-
Tender deposits	10,941	10,623
Sundry	-	9,168

	$21,884	$19,791

6.	INVENTORIES

Inventories comprise the followings:

	September 30, 2008	June 30, 2008

Finished goods	$307,440	$298,411
Work in process	153,303	15,264
Raw materials	748,955	411,652

	$1,209,698	$725,327

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the followings:

	September 30, 2008	June 30, 2008
At cost
Buildings	$2,047,899	$2,042,921
Machinery and equipment	636,447	631,830
Office equipment	148,206	135,637
Motor vehicles	415,538	369,897

	$3,248,090	$3,180,285
Less: accumulated depreciation	(700,252)	(657,223)

	$2,547,838	$2,523,062

Depreciation expenses included in the cost of sales for the three months ended September 30, 2008 and 2007 were $27,379 and $22,300 respectively; and in the general and administrative expenses for the three months ended September 30, 2008 and 2007 were $14,062 and $14,903 respectively.

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

8.	INTANGIBLE ASSETS, NET

Intangible assets, net comprise the followings:

	September 30, 2008	June 30, 2008

Land use rights, at cost	$890,990	$888,825
Less: accumulated amortization	(288,894)	(283,748)

	$602,096	$605,077

Patent rights, at costs	$7,439,716	$7,421,636
Less: accumulated amortization	(1,524,411)	(1,335,167)

	$5,915,305	$6,086,469

Others, at costs	$19,883	$19,835
Less: accumulated amortization	(12,245)	(11,449)

	$7,638	$8,386

	$6,525,039	$6,699,932

Amortization expenses included in the general and administrative expenses for the three months ended September 30, 2008 and 2007 were $191,276 and $173,179 respectively.

9.	OTHER PAYABLES

Other payables comprise the followings:

	September 30, 2008	June 30, 2008

Commission payables	$262,297	$180,291
Retention money for construction	13,907	-
Sundry PRC taxes payables	372,003	352,521
Sundry	7,956	16,814

	$656,163	$549,626

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	PREFERRED STOCK AND WARRANTS

On June 11, 2008, the Company sold 5,915,526 shares of Series A Preferred Stock and various stock purchase warrants for cash consideration totaling $15 million dollars (the “June 2008 Financing”). The exercise price, expiration date and number of share eligible to be purchased with the warrants are summarized in the following table:

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

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	PREFERRED STOCK AND WARRANTS (Continued)

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

On July 18, 2008 the Company sold 1,971,842 shares of Series A Preferred Stock and various stock purchase warrants for cash consideration totaling $5 million dollars (the “July 2008 Financing”). The exercise price, expiration date and number of share eligible to be purchased with the warrants are summarized in the following table:

Series of warrant	Number of shares	Exercise price	Contractual term

Series A	2,366,211	$3.52	5.0 years

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

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

10.	PREFERRED STOCK AND WARRANTS (Continued)

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

The gross proceeds of the transaction were $5 million. The proceeds from the transaction were allocated to the Series A preferred stock, warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants will not be classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions: common stock fair market value of $2.55, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

The Company recognized a beneficial conversion feature discount on the Series A preferred stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series A preferred stock investment, less the effective conversion price but limited to the $5 million of proceeds received from the sale. The Company recognized the $2.6 million beneficial conversion feature in the equity as a transfer from retained earnings to additional paid in capital as dividends in the accompanying consolidated financial statements on the date of issuance of the Series A preferred shares since the Series A preferred shares were convertible at the issuance date.

In connection with the June 2008 Financing and the July 2008 Financing, in the event of the Company’s failure to timely convert, additional damages would become due. In the event the Company does not have sufficient shares or is prohibited by law or regulation, then the holder can require cash redemption. The redemption price would equal 130% of the Liquidation Preference Amount plus additional amounts based on the difference between the bid prices on the conversion date and the date the Company has sufficient shares. The holder can also void the conversion or exercise its Buy-in Rights. The Buy-in-Rights entitle the holder to be protected in the case that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party. In addition, in the event of a merger, consolidation or similar capital reorganization (prior to conversion) the holders can request to be redeemed at 110% of liquidation value.

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

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

11.	CAPITALIZATION

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. The common stock is $22,113 with additional paid-in capital $30,666,631 and $23,494,626 as at September 30, 2008 and June 30, 2008 respectively. The new capital structure was retroactively restated in the consolidated balance sheet as of September 30, 2007.

12.	INCOME TAXES

The Company is registered in the State of Florida and which conducts all of its business through its PRC subsidiaries, is not subject to any income tax. The subsidiaries are SK Ceramic Valves and Shengkai (see note 1).

SK Ceramic Valves, and Shengkai, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25% since January 1, 2008.

A reconciliation between the income taxes computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the three months ended September 30,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC EIT	25%	33%

Provision for income taxes	25%	33%

The PRC EIT rate was changed to 25% from 33% since January 1, 2008.

Income before income tax expenses of $4,152,512, and $3,093,035 for the three months ended September 30, 2008, and 2007 respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for the three months ended September 30, 2008, and 2007 are $1,026,195, and $1,023,979 respectively.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material temporary differences and therefore no deferred tax asset or liabilities as at September 30, 2008 and 2007.

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

13.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended September 30,

Earnings:	2008	2007

Net income for the period	$3,126,317	$2,069,056
Non-Cash Dividends on convertible preferred stock	(2,560,186)	-

Earnings for the purpose of basic earnings per share	$566,131	$2,069,056

Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$566,131	$2,069,056

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	22,112,500	20,550,000
Effect of dilutive potential common stock
- conversion of convertible preferred stock	7,887,368	-

Weighted average number of common stock for the purpose of dilutive earnings per share	29,999,868	20,550,000

Earnings per share:

Basic earnings per share before dividend	$0.141	$0.101

Basic earnings per share after dividend	$0.026	$0.101

Dilutive earnings per share after dividend	$0.019	$0.101

SHENGKAI INNOVATIONS, INC.
(F.K.A. SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)(Unaudited)

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade receivables, other receivables, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Group.

15.	COMMITMENTS AND CONTINGENCY

The Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic valve production (the Computer System) during the third quarter of 2007. The Company expected the Computer System would be delivered within 2 years and the total costs were $8,752,608 (RMB 60,000,000) as at September 30, 2008. The Company had already paid $4,376,303 (RMB30,000,000) and $4,365,668 (RMB30,000,000) as at September 30, 2008 and June 30, 2008 respectively for the Computer System. The Company committed to pay the balance during next twelve months.

16.	SEGMENT INFORMATION

The Group is principally engaged in one segment of the manufacturing and selling of ceramic valve in the PRC. Nearly all revenues are generated in PRC and nearly all identifiable assets of the Group are located in the PRC. Accordingly, no segmental analysis is presented.

17.	SUBSEQUENT EVENTS

The Company successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size in October 2008. The land is located in Tianjin, China and the bid price will be about $1.8 million (RMB12.6 million). The Company is requested to settle the price before the end of 2008 and subject to three months extension if certain approvals from the relevant government bureau for the land use right are delayed. The purpose of the land auction is for expansion of production capacity.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “Shengkai,” “SKII,” “the Company,” “we,” “us,” and “our” refer to Shengkai Innovations, Inc.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;
•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	investor sentiment; and
•	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

 Overview

We were incorporated in Florida on December 8, 2004 and have since undergone a change in business. In October 2008, our shareholders approved our name change from “Southern Sauce Company, Inc.” to “Shengkai Innovations, Inc.”

As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 23, 2008, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Shengkai Industrial Technology Development Co., Ltd, a company organized under the laws of the PRC that designs, manufactures and sells ceramic valves. Because Shengkai Industrial Technology Development Co., Ltd.’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Shengkai Industrial Technology Development Co., Ltd., comparing its results in the three months ended September 30, 2008 to the three months ended September 30, 2007.

Statements of Operation Data

The following selected statement of operations data contains statement of operations data and balance sheet data of Shengkai, the entity through which we operate our business, for the three months ended September 30, 2008 and 2007. The statement of operations data and balance sheet data were derived from the audited financial statements. Such financial data should be read in conjunction with the financial statements and the notes to the financial statements starting on page F-1 and with the section entitled “Results of Operations” below.

	Three months ended September 30,
	2008	2007
Net revenues	$9,197,247	$6,605,357
Cost of sales	(3,607,574)	(2,689,587)

Gross profit	$5,589,673	$3,915,770
Operating expenses:
Selling	(870,837)	(458,988)
General and administrative	(596,486)	(366,377)

Operating income	$4,122,350	$3,090,405
Other income	7,316	-
Other expense	-	(13)
Interest income	22,846	2,643

Income before income taxes	$4,152,512	$3,093,035
Income taxes	(1,026,195)	(1,023,979)

Net income	$3,126,317	$2,069,056

Balance Sheet Data

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
Cash and cash equivalents	$28,653,683	$21,313,484
Working capital	31,541,375	23,592,880
Total assets	48,364,692	39,767,207
Total liabilities	3,374,137	2,585,665
Total shareholders’ equity	44,990,555	37,181,542

Results of Operations

THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three months ended September 30, 2008 and 2007 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenue

Revenue for the three months ended September 30, 2008 was $9,197,247 , an increase of $ 2,591,890 or 39.2% from $6,605,357 for the comparable period in 2007. Approximately 91.2% of our source of revenue came from customers in the electric power, petrochemical and chemical for the past three months. The electric power industry was still the significant market to our revenue, contributing approximately76.6% of total revenue for the three months ended September 30, 2008. Revenue from the electric power industry was approximately $7.0 million for the three monthsended September 30, 2008, an increase of approximately $2.0 million or 40.0% from approximately $5.0 million for the comparable period in 2007. The increase was primarily attributable to the broadening of our customer base. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $1.4 million for the three monthsended September 30, 2008, an increase of approximately $0.9 million or 180% from approximately $0.5 million for the comparable period in 2007. Revenue from other industries, including the aluminum and metallurgy industries, was approximately $0.8 million for the three monthsended September 30, 2008, a decrease of approximately $0.3 million or 27.3% from approximately $1.1 million for the comparable period in 2007.

At present we are experiencing a deficiency of production capacity to meet demand for our products. We are in the progress to expand our production capacity after external financing from two private placements in June and July 2008.

Gross Profit

Gross profit for the three monthsended September 30, 2008 was $5,589,673, an increase of $1,673,903 or 42.7% compared to $3,915,770 for the comparable period in 2007. The increase was primarily attributable to the increase in sales. The gross profit margin for the three months ended September 30, 2008 also slightly increased to 60.8% from 59.3% for the comparable period in 2007. Due to the deficiency of production capacity, we had restricted the minimum yield of some sales contracts.

Selling Expenses

Selling expenses for the three monthsended September 30, 2008 was $870,837, an increase of $411,849 or 89.7%, from $458,988 for the comparable period in 2007. The major selling expense was commission paid to the agents for introducing customers to us, which was approximately $0.7 million for the three months ended September 30, 2008, an increase of approximately $0.3 million or 75% from approximately $0.4 million for the three months ended September 30, 2007. Another major selling expense was exhibition expenses for expanding our customer base, which was $80,028 for the three months ended September 30, 2008, an increase of $70,660from $9,368for the three months ended September 30, 2007.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 were $596,486, an increase of $230,109 or 62.8% compared to $366,377for the comparable period in 2007. The increase was primarily attributable to increases in research and development, from $3,569 to $109,891over the comparable periods of 2007 and 2008, an increase of $106,322 or 2979%. Another reason was the increase in the expenses related to financing activities of private placement, including lawyer and auditor charges.

Interest expense

There was no interest expense for the year ended June 30, 2008. There was no short or long term loan remained outstanding for the three months ended September 30, 2008.

Income Tax Expenses

Income tax for the three months ended September 30, 2008 was $1,026,195, a slight increase of 0.2% or $2,216from $1,023,979 for the comparable period in 2007. The increase was primarily attributable to the increase in sales. We incurred this increase in spite of the PRC government’s decrease of the Enterprise Income Tax rate from 33% to 25% since January 1, 2008, which reduced income tax expenses by nearly $0.3 million from those expenses that would have been incurred if the previous tax rate was applied.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended September 30, 2008 was $21,313,484 and increased to $28,653,683 by the end of the period, an increase of $7,340,199 or 34.4%. The net change in cash and cash equivalents represented an increase of $7,275,913 or 11318% from $64,286 for the comparable period in 2007. The increase was primarily attributable to an increase in cash provided by financing activities.

Net cash provided by operating activities

Net cash provided by operating activities was $3,183,130 for the three months ended September 30, 2008, an increase of $1,023,773 or 47.4% from $2,159,357 for the comparable period in 2007 primarily due to an increase of net profits from operations.

Net cash used in investing activities

Net cash used in investing activities was $488,323 for the three months ended September 30, 2008, compared to $2,119,463 for the three months ended September 30, 2007, a decrease of $1,631,140 or 77%. The company paid approximately $2 million (RMB15 million) for the deposit of computer system in the three months ended September 30, 2007.

Net cash used in financing activities

Net cash provided by financing activities was $4,613,790 for the three months ended September 30, 2008. There was no cash provided by financing activities for the same period in 2007. The company completed the second private placement in July 2008.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Capital Expendiures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price will be about $1.8 million (RMB12.6 million). The Company is requested to settle the price before the end of calendar year 2008, subject to three months extension if certain approvals from the relevant government bureau for the land use right are delayed. The purpose of the land auction is for expansion of production capacity of our products including ceramic valves and ceramic parts. Such expansion of production capacity, once completed, would substantially increase our capital expenditures.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Contractual Obligations and Commitments

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

The following table summarizes our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Capital expenditures (1)	$4,376,303	$4,376,303	$-	-

(1) Capital expenditure includes commitments for the purchase of computer systems and patent applications. See Note15 - Commitment and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic valve production (the “Company System”) on August 26, 2007. The Company expects the Computer System will be delivered within 2 years and the total costs were $8,752,608 (RMB60,000,000). As of September 30, 2008, the Company has already paid $4,376,303for the Computer System and is committed to pay the balance during next twelve months.

Off Balance Sheet Arrangements

None.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4T. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2008. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the three months ended September 30, 2008. Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

To our knowledge, there are no material defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Securities Holders

On September 15, 2008, a majority of shareholders ratified the approval by the Company’s board of directors to amend the Company’s Articles of Incorporation that would adopt a change in the Company’s name from Southern Sauce Company, Inc. to Shengkai Innovations Co., Ltd (the “Corporate Action”). In order to more fully comply with Florida laws and regulations related to changes in corporate names, on October 16, 2008, a majority of shareholders approved a modification to the Corporate Action that would amend the the Company’s Articles of Incorporation to adopt the new corporate name, “Shengkai Innovations, Inc.” The name change took effect October 23, 2008. In conjunction with the name change, effective October 23, 2008, the Company’s common stock began trading on the Over The Counter Bulletin Board under the new symbol, “SKII.”

Item 5. Other Information.

Effective October 23, 2008, the Company changed its name from “Southern Sauce Company, Inc.” to “Shengkai Innovations, Inc.” and its ticker symbol from “SOSA.OB” to “SKII.OB.”

Item 6. Exhibits

(a) Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGKAI INNOVATIONS, INC.

Date: November 14, 2008	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer and Director (principal executive officer, principal financial officer, and principal accounting officer )