Form 10-Q
period 2008-12-31
Shengkai Innovations, Inc.
filed 2009-02-13
CIK 1327364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,112,500 shares of common stock, $.001 par value, were outstanding as of February 13, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

SHENGKAI INNOVATIONS, INC.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

(Stated in US dollars)(Unaudited)

SHENGKAI INNOVATIONS, INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS	F-3 – F-4

CONSOLIDATED STATEMENTS OF INCOME	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7 – F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 – F-26

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

To: The Board of Directors and Stockholders of
Shengkai Innovations, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim balance sheets of Shengkai Innovations, Inc. as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity and cash flows for the six-month periods then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Shengkai Innovations, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

Hong Kong	Albert Wong & Co.
February 11, 2009	Certified Public Accountants

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2008 AND JUNE 30, 2008
(Stated in US Dollars)

	Note	December 31, 2008	June 30, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$30,601,824	$21,313,484
Pledged deposits	4	628,841	500,000
Trade receivables		3,868,069	3,596,318
Notes receivable		-	8,732
Other receivables	5	10,213	19,791
Deposits and prepaid expenses		379,329	2,543
Advances to suppliers		278,496	12,350
Inventories	6	1,271,714	725,327
Total current assets		$37,038,486	$26,178,545
Property, plant and equipment, net	7	2,549,773	2,523,062
Intangible assets, net	8	6,334,655	6,699,932
Deposits on purchase of computer system	15	4,376,878	4,365,668
TOTAL ASSETS		$50,299,792	$39,767,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$128,841	$-
Accounts payable		904,277	938,483
Advances from customers		230,353	29,852
Other payables	9	537,432	549,626
Accruals		112,434	116,673
Income tax payable		857,966	951,031
Total current liabilities		$2,771,303	$2,585,665
TOTAL LIABILITIES		$2,771,303	$2,585,665
Commitments and contingencies	15	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2008 AND JUNE 30, 2008
(Stated in US Dollars)

	Note	December 31, 2008	June 30, 2008
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 share authorized ; 7,887,368 and 5,915,526 shares issued and outstanding as of December 31, 2008 and June 30, 2008 respectively	10	$7,887	$5,916

Common stock - $0.001 par value 50,000,000 shares authorized; 22,112,500 shares issued and outstanding as of December 31, 2008 and June 30, 2008	11	22,113	22,113
Additional paid-in capital	11	30,666,631	23,494,626
Statutory reserves		4,691,725	2,875,066
Retained earnings		9,539,336	8,257,303
Accumulated other comprehensive
Income		2,600,797	2,526,518
		$47,528,489	$37,181,542
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$50,299,792	$39,767,207

See accompanying notes to financial statements

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- MONTHS AND SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

		Six months ended December 31,		Three months ended December 31,
	Notes	2008	2007	2008	2007

Net revenues		$17,340,054	$14,210,811	$8,142,807	$7,605,454
Cost of sales		(7,011,661)	(5,779,597)	(3,404,087)	(3,090,010)
Gross profit		$10,328,393	$8,431,214	$4,738,720	$4,515,444
Operating expenses:
Selling		(1,756,476)	(1,347,377)	(885,639)	(888,389)
General and administrative		(1,102,185)	(782,316)	(505,699)	(415,926)
Operating income		$7,469,732	$6,301,521	$3,347,382	$3,211,129
Other income		7,316	8,942	-	8,942
Interest income		66,111	7,023	43,265	4,381
Income before income tax		$7,543,159	$6,317,486	$3,390,647	$3,224,452
Income tax	10	(1,884,281)	(2,054,554)	(858,086)	(1,030,575)
Net income		$5,658,878	$4,262,932	$2,532,561	$2,193,877
Basic earnings per share before dividend	13	$0.256	$0.207	$0.115	$0.107
Basic earnings per share after dividend	13	$0.140	$0.207	$0.115	$0.107
Diluted earnings per share after dividend	13	$0.103	$0.207	$0.084	$0.107
Basic weighted average share outstanding	13	22,112,500	20,550,000	22,112,500	20,550,000
Diluted weighted average share outstanding	13	29,999,868	20,550,000	29,999,868	20,550,000

See accompanying notes to financial statements

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEAR ENDED JUNE 30, 2008 AND SIX-MONTHS ENDED DECEMBER 31, 2008
(Stated in US Dollars) (Unaudited)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Balance, July 1, 2007	20,550,000	$20,550	$-	$10,452,168	$1,665,187	$7,122,377	$1,155,685	$20,415,967
Reduction of registered capital of a subsidiary	-	-	-	(8,662,637)	-	-	-	(8,662,637)
Net income	-	-	-	-	-	10,087,039	-	10,087,039
Reverse acquisition	1,562,500	1,563	-	243,777	-	-	-	245,340
Proceeds from shares issued in private placement, net of transaction costs of $1,275,000	-	-	5,916	13,719,084	-	-	-	13,725,000
Appropriations to statutory reserves	-	-	-	-	1,209,879	(1,209,879)	-	-
Dividends	-	-	-	7,742,234	-	(7,742,234)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,370,833	1,370,833
Balance, June 30, 2008	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542
Balance, July 1, 2008	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542
Net income	-	-	-	-	-	5,658,878	-	5,658,878
Proceeds from shares issued in private placement, net of transaction costs of $386,210	-	-	1,971	4,611,819	-	-	-	4,613,790
Appropriations to statutory reserves	-	-	-	-	1,816,659	(1,816,659)	-	-
Dividends	-	-	-	2,560,186	-	(2,560,186)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	74,279	74,279
Balance, December, 2008	22,112,500	$22,113	$7,887	$30,666,631	$4,691,725	$9,539,336	$2,600,797	$47,528,489

See accompanying notes to financial statements

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

	Six months ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$5,658,878	$4,262,932
Depreciation	83,329	75,932
Amortization	382,544	349,256

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(262,560)	(1,105,355)
Notes receivable	8,756	(39,967)
Other receivables	9,631	15,009
Deposits and prepaid expenses	2,550	7,639
Amounts due from directors and shareholders	-	35,578
Advances to suppliers	(266,158)	137,178
Inventories	(544,614)	(233,205)
Notes payable	128,862	(33,608)
Accounts payable	(36,621)	(14,633)
Advances from customers	200,458	445,372
Other payables	(13,607)	(481,832)
Accruals	(4,541)	(39,557)
Income tax payable	(95,522)	181,621
Net cash provided by operating activities	$5,251,385	$3,562,360

Cash flows from investing activities
Purchase of property, plant and equipment	$(103,563)	$(126,783)
Sales proceeds of property, plant and equipment	-	17,510
Payment of deposit of computer system	-	(1,998,332)
Deposit for land use right auction	(379,392)	-
Increase in pledged deposits	(128,862)	-
Decrease in pledged deposits	-	23,860
Net cash used in investing activities	$(611,817)	$(2,083,745)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $386,210	$4,613,790	$-
Net cash provided by financing activities	$4,613,790	$-

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars) (Unaudited)

	Six months ended December 31,
	2008	2007

Net cash and cash equivalents sourced	$9,253,358	$1,478,615

Effect of foreign currency translation on cash and cash equivalents	34,982	110,699

Cash and cash equivalents–beginning of year	21,313,484	1,691,476
Cash and cash equivalents–end of year	$30,601,824	$3,280,790

Supplementary cash flow information:
Interest received	$66,111	$7,023
Tax paid	1,979,803	1,872,933

See accompanying notes to financial statements

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Shengkai Innovations, Inc. (the Company) was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008 the company has only nominal operations and assets.

On June 9, 2008, the Company executed a reverse-merger with Shen Kun International Limited (“Shen Kun”) by an exchange of shares whereby the Company issued 20,550,000  common shares at $0.001 par value in exchange for all Shen Kun shares.

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and the historical financial statements of Shen Kun. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalized. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. Accordingly, the consolidated statements of income include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd from the acquisition date through December 31, 2008, and 2007.

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

On October 23, 2008, the Company changed its name from Southern Sauce Company, Inc. to Shengkai Innovations, Inc.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

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

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

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

Pledged deposits represent restricted cash of deposits on account to secure notes payable and deposit for investor and public relation affairs as at December 31, 2008 and deposit for investor and public relation affairs as at June 30, 2008.

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

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

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

	December 31, 2008	June 30, 2008
Cash on hand	$4,348	$4,880
Agricultural Bank of China	-	421
Bank of China	20,254	12,888
Industrial and Commercial Bank of China	340,389	8,317,060
Industrial Bank Co. Ltd.	6,352,012	37,070
Shanghai Pudong Development Bank	23,869,090	12,939,316
The Hong Kong and Shanghai Banking Corporation Limited	15,731	1,849
	$30,601,824	$21,313,484

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

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

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses were $19,499 and $20,051 for the six months ended December 31, 2008 and 2007 respectively.

(n)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses were $222,167 and $20,271 for the six months ended December 31, 2008 and 2007 respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in and the general and administrative expenses for the six months ended December 31, 2008 and 2007 were nil and $30,847 respectively.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

December 31, 2008
Balance sheet	RMB 6.8542 to US$1.00
Statements of income	RMB 6.8531 to US$1.00

June 30, 2008
Balance sheet	RMB 6.8718 to US$1.00
Statements of income	RMB 7.2906 to US$1.00

December 31, 2007
Balance sheet	RMB 7.3141 to US$1.00
Statements of income	RMB 7.5063 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC.  Total cash in the banks at December 31, 2008 and June 30, 2008 amounted to $30,597,476 and $21,308,604 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $4,691,725 as of December 31, 2008 and June 30, 2008.

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

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

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

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2008 and June 30, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31, 2008 and June 30, 2008, almost the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. A minimal bank deposit was maintained with the bank in Hong Kong.

For the six months ended December 31, 2008 and 2007, nearly all of the Group’s sales were generated from the PRC. In addition, nearly all accounts receivable as of December 31, 2008 and June 30, 2008, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the six months ended December 31, 2008, and 2007, there was no customer who accounts for 10% or more of the Group’s revenue.

Details of customer account for 10% or more of the Group’s trade receivables were as follows:

	December 31, 2008	June 30, 2008

Customer A	$1,050,451	$-
Customer B	460,248	-
Customer C	397,717	-
Customer D	-	851,262
Customer E	-	772,723
Customer F	-	415,440

4.	PLEDGED DEPOSITS

Pledged deposits were restricted cash of deposits on account to secure notes payables and deposit for investor and public relation affairs.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

5.	OTHER RECEIVABLES

Other receivables comprise the following:

	December 31, 2008	June 30, 2008

Tender deposits	$10,213	$10,623
Sundry	-	9,168
	$10,213	$19,791

6.	INVENTORIES

Inventories comprise the following:

	December 31, 2008	June 30, 2008

Finished goods	$217,186	$298,411
Work in process	18,710	15,264
Raw materials	1,035,818	411,652
	$1,271,714	$725,327

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

7.	PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprise the following:

	December 31, 2008	June 30, 2008
At cost
Buildings	$2,048,168	$2,042,921
Machinery and equipment	676,150	631,830
Office equipment	152,087	135,637
Motor vehicles	415,593	369,897
	$3,291,998	$3,180,285
Less: accumulated depreciation	(742,225)	(657,223)
	$2,549,773	$2,523,062

Depreciation expenses included in the cost of sales for the six months ended December 31, 2008 and 2007 were $54,547 and $97,554 respectively, depreciation expenses in the general and administrative expenses for the six months ended December 31, 2008 and 2007 were $28,782 and $57,003 respectively.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

8.	INTANGIBLE ASSETS, NET

Intangible assets, net comprise the following:

	December 31, 2008	June 30, 2008

Land use rights, at cost	$891,107	$888,825
Less: accumulated amortization	(293,388)	(283,748)
	$597,719	$605,077
Patent rights, at costs	$7,440,693	$7,421,636
Less: accumulated amortization	(1,710,629)	(1,335,167)
	$5,730,064	$6,086,469
Others, at costs	$19,886	$19,835
Less: accumulated amortization	(13,014)	(11,449)
	$6,872	$8,386
	$6,334,655	$6,699,932

Amortization expenses included in the general and administrative expenses for the six months ended December 31, 2008 and 2007 were $382,544 and $719,171 respectively.

9.	OTHER PAYABLES

Other payables comprise the followings:

	December 31, 2008	June 30, 2008

Commission payables	$224,339	$180,291
Retention money for construction	11,008	-
Sundry PRC taxes payables	294,466	352,521
Sundry	7,619	16,814
	$537,432	$549,626

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

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

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

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

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

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

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

11.	CAPITALIZATION

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. The common stock is $22,113 with additional paid-in capital $30,666,631 and $23,494,626 as at December 31, 2008 and June 30, 2008 respectively. The new capital structure was retroactively restated in the consolidated balance sheet as of December 31, 2007.

12.	INCOME TAX

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

	For the six months ended December 31,
	2008	2007

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC EIT	25%	33%
Provision for income taxes	25%	33%

The PRC EIT rate was changed to 25% from 33% since January 1, 2008.

Income before income tax expenses of $7,543,159, and $6,317,486 for the six months ended December 31, 2008, and 2007 respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for the six months ended December 31, 2008, and 2007 are $1,884,281, and $2,054,554 respectively.

The Group uses the asset and liability method, where deferred tax assets and liabilities  are  determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material temporary differences and therefore no deferred tax asset or liabilities as at December 31, 2008 and 2007.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

13.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended December 31,

Earnings:	2008	2007

Net income for the period	$5,658,878	$4,262,932
Non-cash Dividends on convertible preferred stock	(2,560,186)	-

Earnings for the purpose of basic earnings per share	$3,098,692	$4,262,932

Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$3,098,692	$4,262,932

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	22,112,500	20,550,000
Effect of dilutive potential common stock - conversion of convertible preferred stock	7,887,368	-

Weighted average number of common stock for the purpose of dilutive earnings per share	29,999,868	20,550,000

Earnings per share:

Basic earnings per share before dividend	$0.256	$0.207

Basic earnings per share after dividend	$0.140	$0.207

Dilutive earnings per share after dividend	$0.103	$0.207

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX-MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (Stated in US Dollars) (Unaudited)

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

The Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic valve production (the Computer System) during the third quarter of 2007. The Company expected the Computer System would be delivered within 2 years and the total costs were $8,544,330 (RMB60,000,000). The Company had already paid $4,272,165 (RMB30,000,000) for the Computer System and committed to pay the balance during next nine months.

16.	SEGMENT INFORMATION

The Group is principally engaged in one segment of the manufacturing and selling of ceramic valve in the PRC. Nearly all revenues are generated in PRC and nearly all identifiable assets of the Group are located in the PRC. Accordingly, no segmental analysis is presented.

17.	SUBSEQUENT EVENTS

The Company successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size in October 2008. The land is located in Tianjin, China and the bid price is about $1.8 million (RMB12.6 million). The formal contract has been signed with the government on Jan 23, 2009 and the Company is requested to settle the price on Mar 25, 2009. The purpose of the acquisition of land is for expansion of production capacity.

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

 As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 23, 2008, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Shengkai Industrial Technology Development Co., Ltd, a company organized under the laws of the PRC that designs, manufactures and sells ceramic valves. Because Shengkai Industrial Technology Development Co., Ltd.’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Shengkai Industrial Technology Development Co., Ltd., comparing its results in the three months and six months ended December 31, 2008 to the three months and six months ended December 31, 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three and six months ended December 31, 2008 and 2007 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations

Comparison of the Six Months Ended December 31, 2008 and 2007

Revenue

Revenue for six months ended December 31, 2008 was $17,340,054, an increase of $3,129,243 or 22% from $14,210,811 for the comparable period in 2007. Similar to the same period of our last fiscal year, approximately 98% of our source of revenue came from customers in the electric power, petrochemical and chemical and metallurgy industries. The electric power industry was still the significant market to our revenue, contributing approximately 78.0% of total revenue for six months ended December 31, 2008. Revenue from the electric power industry was approximately $13.5 million for six months ended December 31, 2008, an increase of approximately $3.0 million or 28.6%  from approximately $10.5 million for the comparable period in 2007. The increase was primarily attributable to the broadening of our customer base and increased orders from existing customers. Revenue from the petrochemical and chemical industry was approximately $2.9 million for the six months ended December 31, 2008, an increase of approximately $1.9 million or 190% from approximately $1.0  million for the comparable period in 2007. The increase was primarily due to our focus on the petrochemical industry as our new sales market and the strengthening of marketing efforts in this area. Revenue from the metallurgy industry, aluminum industry and other industries was approximately $0.9 million for six months ended December 31, 2008, a decrease of approximately $1.8 million or 66.7% from approximately $2.7 million for the comparable period in 2007. This decrease was primarily attributable to some projects being cancelled as a result of negative influences of the economic crisis.

Gross Profit

Gross profit for six months ended December 31, 2008 was $10,328,393, an increase of $1,897,179 or 22.5% compared to $8,431,214 for the comparable period in 2007. The gross profit margin for six months ended December 31, 2008 also increased slightly to 59.6% from 59.3% for the comparable period in 2007.

Selling Expenses

Selling expenses for six months ended December 31, 2008 was $1,756,476, an increase of $409,099 or 30.4%, from $1,347,377 for the comparable period in 2007. The major selling expense was commission paid to the agents for introducing new customers to us, which was approximately $1.43 million at December 31, 2008, an increase of approximately $0.23 million or 19.2% from approximately $1.20 million in December 31, 2007. Another major selling expense was exhibition expense which was $195,377 in December 31, 2008, an increase of $185,930 from $9,447 in December 31, 2007. This increase was primarily attributable to more frequent attendance at  exhibitions to find new local and oversea customers.

General and Administrative Expenses

General and administrative expenses for six months ended December 31, 2008 were $1,102,185, an increase of $319,869 or 40,9% compared to $782,316 for the comparable period in 2007. The increase was primarily attributable to increases in technology development expense, from $3,790 to $222,167 over the comparable periods of 2007 and 2008, representing an increase of $218,377 or 5761.9%.  Another reason was the increase in the expenses related to preparation for the financing and related transactions described in our current report on Form 8-K filed with the SEC on July 24, 2008.

Interest expense

There was no interest expense for six months ended December 31, 2008 or the comparable period in 2007.

Income Tax Expenses

Income tax for six months ended December 31, 2008 was $1,884,281, an decrease of 8.3% or $170,273 from $2,054,554 for the comparable period in 2007.The PRC government decreased the income tax rate on enterprises from 33% to 25% beginning January 1, 2008, which reduced income tax expenses by around $0.6 million from those expenses that would have been incurred if the previous tax rate was applied.

Comparison of Three Months Ended December 31, 2008 and 2007

Revenue

Revenue for three months ended December 31, 2008 was $8,142,807, an increase of $537,353 or 7.1% from $7,605,454 for the comparable period in 2007. Similar to the comparable period of our last fiscal year, approximately 98.4% of our source of revenue came from customers in the electric power, petrochemical and chemical and metallurgy industries. The electric power industry was still the most significant market to our revenue, contributing approximately 79.8% of total revenue for three months ended December 31, 2008. Revenue from the electric power industry was approximately $6.5 million for three months ended December 31, 2008, an increase of approximately $1.0 million or 18.2% from approximately $5.5 million for the comparable period in 2007. The increase was primarily attributable to the broadening of our customer base.  Revenue from the petrochemical and chemical industries was approximately $1.5 million for three months ended December 31, 2008, an increase of approximately $1.0 million or 200% from approximately $0.5 million for the comparable period in 2007. The increase was primarily due to our focus on the petrochemical industry as our new sales market and the strengthening of marketing efforts in this area. Revenue from metallurgy industry, aluminum industry and other industries was approximately $0.1 million for three months ended December 31, 2008, a decrease of approximately $1.5 million or 93.8% from approximately $1.6 million for the comparable period in 2007.  This decrease was primarily attributable to some projects being cancelled as a result of negative influences of the economic crisis.

Gross Profit

Gross profit for three months ended December 31, 2008 was $4,738,720, an increase of $223,276 or 4.9% compared to $4,515,444 for the comparable period in 2007. The gross profit margin for three months ended December 31, 2008 decreased slightly to 58.2% from 59.4% for the comparable period in 2007. This was primarily attributable to costs related to the provision of sample products and promotional discounts to new customer to increase their confidence in our products.

Selling Expenses

Selling expenses for three months ended December 31, 2008 was $885,639, a slight decrease of $2,750 or 0.3% from $888,389 for the comparable period in 2007. The selling expenses over these two comparable periods were relatively stable.

General and Administrative Expenses

General and administrative expenses for three months ended December 31, 2008 were $505,699, an increase of $89,773 or 21.6% compared to $415,926 for the comparable period in 2007. The increase was primarily attributable to increases in technology development expense, from $184 to $112,276 over the comparable periods of 2007 and 2008, representing an increase of $112,092.

Interest expense

There was no interest expense for three months ended December 31, 2008 or the comparable period in 2007.

Income Tax Expenses

Income tax for three months ended December 31, 2008 was $858,086, a decrease of 16.7% or $172,489 from $1,030,575 for the comparable period in 2007. The PRC government decreased the income tax rate on enterprises from 33% to 25% beginning January 1, 2008, which reduced income tax expenses by nearly $0.3 million from those expenses that would have been incurred if the previous tax rate was applied.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $21,313,484 at the beginning of the year July 1, 2008 and increased to $30,601,824 at the six months ended December 31, 2008, an increase of $9,288,340 or 43.6%.  The net change in cash and cash equivalents represented an increase of 484.4% or $7,699,026 from $1,589,314 for the comparable period in 2007. The increase was primarily attributable to an increase in cash provided by financing activities.

Net cash provided by operating activities

Net cash provided by operating activities was $5,251,385 for the six months ended December 31, 2008, an increase of $1,689,025 or 47.4% from $3,562,360 for the comparable period in 2007. Net income was $5,658,878 for six months ended December 31, 2008, an increase of $1,395,946 or 32.7% from $4,262,932 for the comparable period in 2007. In addition, the change in accounts receivable was decreased by $842,795 over the six months ended December 31, 2007 and 2008. On the other hand, the increases in advances to suppliers and inventory made net cash outflow increase by 714,745 over the two comparable periods in 2007 and 2008.

Net cash used in investing activities

Net cash used in investing activities was $611,817 for the six months ended December 31, 2008, a decrease of $1,471,928 or 70.6% from $2,083,745 for the comparable period in 2007. The change was primarily attributable to the significant deposit payment for a computer system in the six month period ended December 31, 2007 ..

Net cash provided by financing activities

Net cash provided by financing activities was $4,613,790 for the six months ended December 31, 2008, primarily comprised of the second private placement transaction reported on our current report on Form 8-K filed with the SEC on July 24, 2008 . There was no net cash provided by financing activities for the six months ended December 31, 2007.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price is RMB12.6 million (approximately $1.8 million). The formal contract was signed with the government on Jan 23, 2009. A deposit of RMB 2.52 million (approximately $360,000) was paid upon execution of the contract, with the balance of the bid price to be paid in full by March 25, 2009, and with additional utilities expenses in the approximate amount of US$2 million to be settled at that time. The purpose of the acquisition of land is for expansion of production capacity.  Such expansion of production capacity, once completed, would substantially increase our capital expenditures.

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

The following table summarizes our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Capital expenditures (1)	$$4,272,165	$$4,272,165	$-

  (1) Capital expenditure is commitment for the purchase of computer systems and patent applications. See Note 15 – Commitments and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic valve production (the “Company System”) on August 26, 2007. The Company expects the computer system to be delivered within 2 years and the total costs were $8,544,330 (RMB60,000,000). As of December 31, 2008, the Company has already paid $4,272,165 (RMB30,000,000) for the Computer System and is committed to pay the balance over the next nine months.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended December 31, 2008. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2008.  Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.	Risk Factors.

N/A.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Securities Holders.

On September 15, 2008, a majority of shareholders ratified the approval by the Company’s board of directors to amend the Company’s Articles of Incorporation to adopt a change in the Company’s name from “Southern Sauce Company, Inc.” to “Shengkai Innovations Co., Ltd” (the “Corporate Action”).  In order to more fully comply with Florida laws and regulations related to changes in corporate names, on October 16, 2008, a majority of shareholders approved a modification to the Corporate Action that would amend  the Company’s Articles of Incorporation to adopt the new corporate name, “Shengkai Innovations, Inc.”   The name change took effect October 23, 2008.  In conjunction with the name change, effective October 23, 2008, the Company’s common stock began trading on the Over The Counter Bulletin Board under the new symbol, “SKII.”

Item 5.	Other Information.

In October 2008, we successfully won a bid on a 50-year land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price is RMB12.6 million (approximately $1.8 million). The formal contract was signed with the government on Jan 23, 2009.  A deposit of RMB2.52 million (approximately $360,000) was paid upon execution of the contract, with the balance of the bid price to be paid in full by March 25, 2009, and with additional utilities expenses in the approximate amount of US$2 million to be settled at that time.

Item 6.	Exhibits.

(a) Exhibits

10.1	Land Use Agreement dated January 23, 2009, between Shengkai (Tianjin) Ceramic Valves Co., Ltd. and Tianjin Airport Industrial Park Land Bureau.

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGKAI INNOVATIONS, INC.

Date: February 13, 2009	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer and Director
(principal executive officer, principal financial officer, and principal accounting officer )