Form 10-Q
period 2009-03-31
Shengkai Innovations, Inc.
filed 2009-05-15
CIK 1327364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐.

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,112,500 shares of common stock, $.001 par value, were outstanding as of May 12, 2009.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SHENGKAI INNOVATIONS, INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	4

CONSOLIDATED BALANCE SHEETS	5 – 6

CONSOLIDATED STATEMENTS OF INCOME	7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 – 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11 – 28

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B.,
C.P.A.(Practising)

To: The Board of Directors and Stockholders ofShengkai Innovations, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim balance sheets of Shengkai Innovations, Inc. as of March 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for the nine-month periods then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Shengkai Innovations, Inc.

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

Hong Kong	Albert Wong & Co.
May 13, 2009	Certified Public Accountants

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009 AND JUNE 30, 2008
(Stated in US Dollars)

	Note	March 31, 2009	June 30, 2008
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$33,394,974	$21,313,484
Pledged deposits	4	1,037,093	500,000
Trade receivables		4,750,967	3,596,318
Notes receivable		-	8,732
Other receivables	5	18,744	19,791
Deposits and prepaid expenses		-	2,543
Advances to suppliers		825,834	12,350
Inventories	6	1,333,680	725,327

Total current assets		$41,361,292	$26,178,545
Property, plant and equipment, net	7	2,529,670	2,523,062
Intangible assets, net	8	8,046,948	6,699,932
Deposits on purchase of computer system	15	4,382,377	4,365,668
TOTAL ASSETS		$56,320,287	$39,767,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$1,472,000	$-
Accounts payable		1,138,609	938,483
Advances from customers		590,610	29,852
Other payables	9	775,856	549,626
Accruals		69,361	116,673
Income tax payable		1,166,528	951,031

Total current liabilities		$5,212,964	$2,585,665

TOTAL LIABILITIES		$5,212,964	$2,585,665

Commitments and contingencies	15	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2009 AND JUNE 30, 2008
(Stated in US Dollars)

	Note	March 31, 2009	June 30, 2008
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 share authorized ; 7,887,368 and 5,915,526 shares issued and outstanding as of March 31, 2009 and June 30, 2008 respectively	10	$7,887	$5,916
Common stock - $0.001 par value 50,000,000 shares authorized; 22,112,500 shares issued and outstanding as of March 31, 2009 and June 30, 2008	11	22,113	22,113
Additional paid-in capital	11	30,666,631	23,494,626
Statutory reserves		4,692,290	2,875,066
Retained earnings		13,057,820	8,257,303
Accumulated other comprehensive Income		2,660,582	2,526,518
		$51,107,323	$37,181,542
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$56,320,287	$39,767,207

See accompanying notes to financial statements

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE- MONTHS AND NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

		Nine months ended March 31,		Three months ended March 31,
	Notes	2009	2008	2009	2008

Net revenues		$27,315,359	$24,028,336	$9,975,305	$9,817,525
Cost of sales		(10,764,238)	(9,600,818)	(3,752,577)	(3,821,221)
Gross profit		$16,551,121	$14,427,518	$6,222,728	$5,996,304
Operating expenses:
Selling		(2,731,973)	(2,253,599)	(975,497)	(906,222)
General and administrative		(1,830,263)	(1,339,870)	(728,078)	(557,554)
Operating income		$11,988,885	$10,834,049	$4,519,153	$4,532,528
Other income		77,265	9,074	69,949	132
Interest income		162,263	11,882	96,152	4,859
Income before income tax		$12,228,413	$10,855,005	$4,685,254	$4,537,519

Income tax	12	(3,050,486)	(3,195,892)	(1,166,205)	(1,141,338)
Net income		$9,177,927	$7,659,113	$3,519,049	$3,396,181
Basic earnings per share before dividend	13	$0.415	$0.373	$0.159	$0.165
Basic earnings per share after dividend	13	$0.299	$0.373	$0.159	$0.165
Diluted earnings per share
after dividend	13	$0.221	$0.373	$0.117	$0.165
Basic weighted average share outstanding	13	22,112,500	20,550,000	22,112,500	20,550,000
Diluted weighted average
share outstanding	13	29,999,868	20,550,000	29,999,868	20,550,000

See accompanying notes to financial statements

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEAR ENDED JUNE 30, 2008 AND NINE-MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars) (Unaudited)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	income	Total

Balance, July 1, 2007	20,550,000	$20,550	$-	$10,452,168	$1,665,187	$7,122,377	$1,155,685	$20,415,967
Reduction of registered capital of a subsidiary	-	-	-	(8,662,637)	-	-	-	(8,662,637)
Net income	-	-	-	-	-	10,087,039	-	10,087,039
Reverse acquisition	1,562,500	1,563	-	243,777	-	-	-	245,340
Proceeds from shares issued in private placement, net of transaction costs of $1,275,000	-	-	5,916	13,719,084	-	-	-	13,725,000
Appropriations to statutory reserves	-	-	-	-	1,209,879	(1,209,879)	-	-
Dividends	-	-	-	7,742,234	-	(7,742,234)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,370,833	1,370,833
Balance, June 30, 2008	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542
Balance, July 1, 2008	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542
Net income	-	-	-	-	-	9,177,927	-	9,177,927
Proceeds from shares issued in private placement, net of transaction costs of $386,210	-	-	1,971	4,611,819	-	-	-	4,613,790
Appropriations to statutory reserves	-	-	-	-	1,817,224	(1,817,224)	-	-
Dividends	-	-	-	2,560,186	-	(2,560,186)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	134,064	134,064
Balance, March, 2009	22,112,500	$22,113	$7,887	$30,666,631	$4,692,290	$13,057,820	$2,660,582	$51,107,323

See accompanying notes to financial statements

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

	Nine months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$9,177,927	$7,659,113
Depreciation	125,490	116,304
Amortization	573,995	531,631
Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(1,139,996)	(2,646,767)
Notes receivables	8,758	-
Other receivables	1,122	40,958
Deposits and prepaid expenses	2,551	25,281
Amounts due from directors and shareholders	-	36,104
Advances to suppliers	(812,803)	133,778
Inventories	(605,105)	547,985
Notes payable	1,470,853	(34,105)
Accounts payable	196,381	8,278
Advances from customers	560,207	193,363
Other payables	223,953	(593,067)
Accruals	(47,714)	(34,779)
Income tax payable	211,692	258,139
Net cash provided by operating activities	$9,947,311	$6,242,216

Cash flows from investing activities
Purchase of property, plant and equipment	$(122,443)	$(190,591)
Sales proceeds of property, plant and equipment	-	17,769
Payment of deposit of computer system	-	(4,055,769)
Payment of land use right	(1,894,339)	-
Increase in pledged deposits	(536,674)	-
Decrease in pledged deposits	-	24,213
Net cash used in investing activities	$(2,553,456)	$(4,204,378)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $386,210	$4,613,790	$-
Net cash provided by financing activities	$4,613,790	$-

SHENGKAI INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

	Nine months ended March 31,
	2009	2008

Net cash and cash equivalents sourced	$12,007,645	$2,037,838

Effect of foreign currency translation on cash and cash equivalents	73,845	253,880

Cash and cash equivalents–beginning of year	21,313,484	1,691,476
Cash and cash equivalents–end of year	$33,394,974	$3,983,194

Supplementary cash flow information:
Interest received	$162,750	$16,637
Tax paid	2,838,793	2,937,754

See accompanying notes to financial statements

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
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

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and the historical financial statements of Shen Kun. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalized. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. Accordingly, the consolidated statements of income include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd from the acquisition date through March 31, 2009, and 2008.

Shen Kun formed Sheng Kai (Tianjin) Ceramic Valves Co., Ltd. (“SK Ceramic Valves” or “WFOE”), which entered into a series of agreements with Tianjin Shengkai Industrial Technology Development Co., Ltd (“Shengkai”) including but not limited to consigned management, technology service, loan, exclusive purchase option, equity pledge, etc. The agreements were entered on May 30, 2008. As a result of entering the abovementioned agreements, WFOE deem to control Shengkai as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised MARCH 2003) Consolidated of Variable Interest Entities, and Interpretation of ARB No. 51. In connection with the reverse merger transaction, on June 11, 2008 the Company sold 5,915,526 Units for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit. Each Unit consists of one share of Southern Sauce Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of common stock, par value $0.001 per share (the “common stock”), and one Series A Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares (“Warrant”). Additionally, on July 18, 2008, the Company sold 1,971,842 Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit. Each Unit consists of one Preferred Share, convertible into one share of common stock, par value $0.001 per share (the “common stock”), and one Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares.

The Company, through its subsidiaries and Shengkai, (hereinafter, collectively referred to as “the Group”), is now in the business of manufacturing and selling of ceramic valve.

On October 23, 2008, the Company changed its name from Southern Sauce Company, Inc. to Shengkai Innovations, Inc.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
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

Pledged deposits represent restricted cash of deposits on account to secure notes payable and deposit for investor and public relation affairs as at March 31, 2009 and deposit for investor and public relation affairs as at June 30, 2008.

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
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
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

	March 31, 2009	June 30, 2008
Cash on hand	$5,708	$4,880
Agricultural Bank of China	-	421
Bank of China	17,864	12,888
Industrial and Commercial Bank of China	774,234	8,317,060
Industrial Bank Co. Ltd.	5,042,948	37,070
Shanghai Pudong Development Bank	27,538,504	12,939,316
The Hong Kong and Shanghai Banking Corporation Limited	15,716	1,849
	$33,394,974	$21,313,484

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
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

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses were $80,170 and $26,572 for the nine months ended March 31, 2009 and 2008 respectively.

(n)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses were $491,884 and $66,052 for the nine months ended March 31, 2009 and 2008 respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in and the general and administrative expenses for the nine months ended March 31, 2009 and 2008 were $26,875 and $49,777 respectively.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

March 31, 2009
Balance sheet	RMB 6.8456 to US$1.00
Statements of income	RMB 6.8509 to US$1.00

June 30, 2008
Balance sheet	RMB 6.8718 to US$1.00
Statements of income	RMB 7.2906 to US$1.00

March 31, 2008
Balance sheet	RMB 7.0222 to US$1.00
Statements of income	RMB 7.3969 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
 (Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC.  Total cash in the banks at March 31, 2009 and June 30, 2008 amounted to $33,389,266 and $21,308,604 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $4,692,290 and $2,875,066 as of March 31, 2009 and June 30, 2008 respectively.

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
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
 (Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 50 years.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
 (Stated in US Dollars) (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recent accounting pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163).  This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008.  As the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

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

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March 31, 2009 and June 30, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2009 and June 30, 2008, almost the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. A minimal bank deposit was maintained with the bank in Hong Kong.

For the nine months ended  March 31, 2009 and 2008, nearly all of the Group’s sales were generated from the PRC. In addition, nearly all accounts receivable as of  March 31, 2009 and June 30, 2008, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the nine months ended  March 31, 2009, and 2008, there was no customer who accounts for 10% or more of the Group’s revenue.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
 (Stated in US Dollars) (Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS (Continued)

Details of customer account for 10% or more of the Group’s trade receivables were as follows:

	March 31, 2009	June 30, 2008

Customer A	$1,168,634	$-
Customer B	-	851,262
Customer C	-	772,723
Customer D	-	415,440

4.	PLEDGED DEPOSITS

Pledged deposits were restricted cash of deposits on account to secure notes payables and deposit for investor and public relation affairs.

5.	OTHER RECEIVABLES

Other receivables are comprised of the following:

	March 31, 2009	June 30, 2008

Tender deposits	$-	$10,623
Sundry	18,744	9,168
	$18,744	$19,791

6.	INVENTORIES

Inventories are comprised of the following:

	March 31, 2009	June 30, 2008

Finished goods	$175,897	$298,411
Work in process	-	15,264
Raw materials	1,157,783	411,652
	$1,333,680	$725,327

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
 (Stated in US Dollars) (Unaudited)

7.	PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is comprised of the following:

	March 31, 2009	June 30, 2008
At cost
Buildings	$2,050,741	$2,042,921
Machinery and equipment	693,938	631,830
Office equipment	154,201	135,637
Motor vehicles	416,115	369,897
	$3,314,995	$3,180,285
Less: accumulated depreciation	(785,325)	(657,223)
	$2,529,670	$2,523,062

Depreciation expenses included in the cost of sales for the nine months ended  March 31, 2009 and 2008 were $81,993 and $70,831 respectively, depreciation expenses in the general and administrative expenses for the nine months ended  March 31, 2009 and 2008 were $43,497 and $45,473 respectively.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
 (Stated in US Dollars) (Unaudited)

8.	INTANGIBLE ASSETS, NET

Intangible assets, net are comprised of the following:

	March 31, 2009	June 30, 2008

Land use rights, at cost	$2,788,043	$888,825
Less: accumulated amortization	(298,217)	(283,748)
	$2,489,826	$605,077
Patent rights, at costs	$7,450,041	$7,421,636
Less: accumulated amortization	(1,899,030)	(1,335,167)
	$5,551,011	$6,086,469
Others, at costs	$19,910	$19,835
Less: accumulated amortization	(13,799)	(11,449)
	$6,111	$8,386
	$8,046,948	$6,699,932

Amortization expenses included in the general and administrative expenses for the nine months ended  March 31, 2009 and 2008 were $573,995 and $531,631 respectively.

9.	OTHER PAYABLES

Other payables are comprised of the following:

	March 31, 2009	June 30, 2008

Commission payables	$302,494	$180,291
Retention money for construction	16,634	-
Sundry PRC taxes payables	444,954	352,521
Sundry	11,774	16,814
	$775,856	$549,626

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
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
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
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

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
 (Stated in US Dollars) (Unaudited)

11.  CAPITALIZATION

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. The common stock is $22,113 with additional paid-in capital $30,666,631 and $23,494,626 as at  March 31, 2009 and June 30, 2008 respectively.

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

A reconciliation between the income taxes computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the nine months ended March 31,
	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC EIT	25%	25%
Provision for income taxes	25%	25%

The PRC EIT rate was changed to 25% from 33% since January 1, 2008.

Income before income tax expenses of $12,228,413, and $10,855,005 for the nine months ended March 31, 2009, and 2008 respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for the nine months ended March 31, 2009, and 2008 are $3,050,486, and $3,195,892 respectively.

The Group uses the asset and liability method, where deferred tax assets and liabilities  are  determined based in the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material temporary differences and therefore no deferred tax asset or liabilities as at March 31, 2009 and 2008.

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
 (Stated in US Dollars) (Unaudited)

13.  EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the nine months ended March 31,

	2009	2008
Earnings:

Net income for the period	$9,177,927	$7,659,113
Non-cash Dividends on convertible preferred stock	(2,560,186)	-
Earnings for the purpose of basic earnings per share	$6,617,741	$7,659,113

Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$6,617,741	$7,659,113

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	22,112,500	20,550,000
Effect of dilutive potential common stock - conversion of convertible preferred stock	7,887,368	-
Weighted average number of common stock for the purpose of dilutive earnings per share	29,999,868	20,550,000

Earnings per share:

Basic earnings per share before dividend	$0.415	$0.373

Basic earnings per share after dividend	$0.299	$0.373

Dilutive earnings per share after dividend	$0.221	$0.373

SHENGKAI INNOVATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTHS ENDED MARCH 31, 2009 AND 2008
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

15.      COMMITMENTS AND CONTINGENCY

The Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic valve production (the Computer System) during the third quarter of 2007. The Company expected the Computer System would be delivered within 2 years and the total costs were $8,764,754 (RMB60,000,000). The Company further entered into a supplementary agreement with the technology development company in February 2009 and reduced the scale of the Computer System in the original contract. The contract cost was reduced to $4,382,377(RMB 30,000,000) accordingly, which had already been fully paid. The Computer System will be delivered before June 30, 2009 according to the supplementary agreement.

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

 As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 23, 2008, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Shengkai Industrial Technology Development Co., Ltd, a company organized under the laws of the PRC that designs, manufactures and sells ceramic valves. Because Shengkai Industrial Technology Development Co., Ltd.’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Shengkai Industrial Technology Development Co., Ltd., comparing its results in the three months and nine months ended March 31, 2009 to the three months and nine months ended March 31, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended March 31, 2009 and 2008 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations

 Comparison of the Three Months Ended March 31, 2009 and 2008

Revenue

Revenue for the three months ended March 31, 2009 was $9,975,305, an increase of $157,780 or 1.6% from $9,817,525 for the comparable period in 2008.  Approximately 97% of our revenue came from customers in the electric power, petrochemical and chemical industries. The electric power industry was still the significant market to our revenue, contributing approximately 75% of total revenue for the three months ended March 31, 2009. Revenue from the electric power industry was approximately $7.5 million for the three months ended March 31, 2009, a decrease of approximately $1.7 million or 19% from approximately $9.26 million for the comparable period in 2008. Due to constraints inproduction capacity that resulted from our efforts to develop  the petrochemical market, sales revenue from the electricity market has declined. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $2.2 million for the three months ended March 31, 2009, an increase of approximately $1.9 million or  633.3% from approximately $0.3 million for the comparable period in 2008. The increase is primarily attributable to our shift in targeting of and strengthening of marketing efforts for the petrochemical industryas our new sales market from the electric power industry, which was our primary market in 2008.  Revenue from other industries, including the aluminum and  metallurgy industries, was approximately $0.28 million for the three months ended March 31, 2009, an increase of approximately $0.02 million  or 7.7% from approximately $0.26 million for the comparable period in 2008.

At present we are experiencing a deficiency of production capacity to meet demand for our products. We are in the progress to expand our production capacity after external financing from two private placements in June and July 2008.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $6,222,728, an increase of $226,424 or  3.8% compared to $5,996,304 for the comparable period in 2008. The gross profit margin for the three months ended March 31, 2009 also increased to  62.4% from  61.1% for the comparable period in 2008.

Selling Expenses

Selling expenses for the three months ended March 31, 2009 was $975,497, an increase of $69,275 or 7.6% from $906,222 for the comparable period in 2008. Commission paid to the agents for introducing new customers to us was approximately $0.8 million for the three months ended March 31, 2009. Another major selling expense was exhibition expense which was $110,785 in March 31, 2009, an increase of $104,375 from $6,410 in March 31, 2008. This increase was mainly attributable to more frequently attending exhibitions to find new local and oversea customers.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 were $ 728,078, an increase of $170,524 or 30.6% compared to $557,554 for the comparable period in 2008. The increase was primarily attributable to increases in technology development expense, from $45,481 to $269,717 over the comparable periods of 2008 and 2009, representing an increase of $224,236 or 493.0%.

Interest expense

There was no interest expense for the three months ended March 31, 2009. No short or long term loans were outstanding for the three months ended March 31, 2009.

Income Tax Expenses

Income tax for the three months ended March 31, 2009 was $1,166,205, an increase of $24,867 or  2.2%  from $1,141,338 for the comparable period in 2008.

Comparison of the Nine Months Ended March 31, 2009 and 2008

Revenue

Revenue for the nine months ended March 31, 2009 was $27,315,359, an increase of $3,287,023 or 13.7% from $24,028,336  for the comparable period in 2008.  Approximately 96% of our revenue came from customers in the electric power, petrochemical and chemical industries. The electric power industry was still the significant market to our revenue, contributing approximately 77% of total revenue for the nine months ended March 31, 2009. Revenue from the electric power industry was approximately $21.0 million for the nine months ended March 31, 2009, an increase of approximately $1.2 million  or 6.1% from approximately $19.8 million for the comparable period in 2008. The increase was primarily attributable to the broadening of our customer base and increased orders from existing customers. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $5.0 million for the nine months ended March 31, 2009, an increase of approximately $3.7 million or 284.6% from approximately $1.3 million for the comparable period in 2008. The increase is primarily attributable to our shift in targeting of and strengthening of marketing efforts for the petrochemical industry as our new sales market from the electric power industry, which was our primary market in 2008.  Revenue from other industries, including the aluminum and  metallurgy industries, was approximately $1.2 million for the nine months ended March 31, 2009, an decrease of approximately $ 1.8 million or 60.0 % from approximately $3.0 million for the comparable period in 2008. The decrease is primarily attributable to adverse influences of the economic crisis, which have led some projects to be cancelled.

At present we are experiencing a deficiency of production capacity to meet demand for our products. We are in the progress to expand our production capacity after external financing from two private placements in June and July 2008.

Gross Profit

Gross profit for the nine months ended March 31, 2009 was $16,551,121, an increase of $2,123,603 or 14.7% compared to $14,427,518 for the comparable period in 2008. The gross profit margin for the nine months ended March 31, 2009 slightly increased to 60.6% from 60.0% for the comparable period in 2008.

Selling Expenses

Selling expenses for the nine months ended March 31, 2009 was $2,731,973, an increase of $478,374 or 21.2% from $2,253,599 for the comparable period in 2008. The major selling expense was commission paid to the agents for introducing new customers to us, which was approximately $2.2 million for the nine months ended March 31, 2009, an increase of approximately $0.2 million or 10.0% from approximately $2.0 million for the comparable period in March 31, 2008. Another major selling expense was exhibition expense, which was $306,162 in March 31, 2009, an increase of $290,166 from $15,996 in March 31, 2008. This increase was primarily attributable to more frequently attending exhibitions to find new local and oversea customers.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2009 were $1,830,263, an increase of $490,393 or 36.6% compared to $1,339,870 for the comparable period in 2008. The increase was primarily attributable to increases in technology development expenses, from $49,328 to $491,884 over the comparable periods of 2008 and 2009, representing an increase of $442,556 or 897.2%.  Another reason was the increase in the expenses related to preparation for the reverse merger and private placement transactions in June and July 2008.

Interest expense

There was no interest expense for the nine months ended March 31, 2009. No short or long term loans were outstanding for the nine months ended March 31, 2009.

Income Tax Expenses

Income tax for the nine months ended March 31, 2009 was $3,050,486, a decrease of $145,406 or 4.5%  from $3,195,892 for the comparable period in 2008. We incurred this decrease due to the PRC government’s decrease of  the Enterprise Income Tax rate from 33% to 25% beginning January 1, 2008, which reduced income tax expenses by approximately $0.9 million from those expenses that would have been incurred if the previous tax rate was applied.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended March 31, 2009 was $21,313,484  and increased to $33,394,974 by the end of the period, an increase of $12,081,490 or  56.7%. The net change in cash and cash equivalents represented an increase of $9,789,772 or 427.2% from $2,291,718 for the comparable period in 2008. The increase was primarily attributable to a increase in cash provided by financing activities and operating activities.

Net cash provided by operating activities

Net cash provided by operating activities was $9,947,311 for the nine months ended March 31, 2009, an increase of $3,705,095 or 59.4% from $6,242,216 for the comparable period in 2008. Net income was increase of $1,518,815 or 19.8% from $7,659,113 for the comparable period in 2008. In addition, the changes in trade receivables and notes payable were increased by $1,506,771 and $1,504,958  respectively over the nine months ended March 31, 2008 and 2009. On the other hand, the increases  in inventory made net cash outflow increase by  $1,153,090 over the two comparable periods in 2008 and 2009.

Net cash used in investing activities

Net cash used in investing activities was $2,553,456  for the nine months ended March 31, 2009, compared to $4,204,378 for the nine months ended March 31, 2008, an increase of $1,650,922 or  39.3%. The major expense for the past nine months periods was the $1.9 million payment for a land use right. During the nine month period ended March 31, 2008, the major expense was the deposit payment for a computer system of $4 million.

Net cash used in financing activities

Net cash provided by financing activities was $4,613,790 for the nine months ended March 31, 2009, primarily comprised of the second private placement transaction reported on our current report on Form 8-K filed with the SEC on July 24, 2008. There was no net cash provided by financing activities for the nine months ended March 31, 2008.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price is RMB12.6 million (approximately $1.9 million). The formal contract was signed with the government on Jan 23, 2009, and we settled the bid price in full in March 2009. The purpose of the acquisition of land is for expansion of production capacity.  Such expansion of production capacity, once completed, would substantially increase our capital expenditures.

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

The Company originally had a capital commitment on purchase of a computer systems and patent applications since the Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic valve production (the “Computer System”) during the third quarter of 2007. The Company expected the Computer System would be delivered within 2 years and the total costs were $8,764,754 (RMB60,000,000). However, the Company subsequently entered into a supplementary agreement with the technology development company in February 2009 and reduced the scale of the Computer System in the original contract. The contract cost was reduced to $4,382,377(RMB 30,000,000) accordingly, which had already been fully paid. The Computer System will be delivered before June 30, 2009 according to the supplementary agreement. See Note 15 – Commitments and Contingency in the notes to the financial statements, included elsewhere in this report.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of  the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 50 years.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163).  This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008.  As the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended March 31, 2009. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in internal controls

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2009.  Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Securities Holders.

None.

Item 5.    Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGKAI INNOVATIONS, INC.

Date: May 15, 2009	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer and Director (principal executive officer, principal financial officer, and principal accounting officer )