Form 10-K
period 2009-06-30
Shengkai Innovations, Inc.
filed 2009-09-02
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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
☒ Yes   ☐ No
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
☐ Yes   ☐ No

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

Large accelerated filer ☐ 	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates was approximately $18,096,000 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on August 31, 2009.

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

As of August 31, 2009, there were 22,112,500 issued and outstanding shares of the issuer’s common stock.

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

Currency, exchange rate, and “China” and other references

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the renminbi. According to the currency exchange website www.xe.com, on August 19, 2009, $1.00 was equivalent to 6.835 yuan.

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
FORM 10-K
For the Fiscal Year Ended June 30, 2009

  TABLE OF CONTENTS

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

As of June 30, 2009, 100% of the registered capital of SK Ceramic Valves had been contributed in accordance with the PRC restructuring agreements.

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

Under the terms of the Vision RRA, we are required to have a registration statement filed with the SEC within 45 days after the earlier of the date of the Second Closing or June 30, 2008, and declared effective by the SEC not later than November 27, 2008.  We filed the registration statement on August 7, 2008, and it was declared effective by the SEC on August 21, 2008.

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

Shengkai develops ceramic products with more than 730 types and specifications in 34 series, under nine categories. Of these, national patents have been obtained for 21 products. Shengkai’s product won the title of “National Key New Product” four times from 1999-2003 and won a silver medal in the Shanghai International Industry Fair in 2002. In 2003, Shengkai obtained API authentication allowing export to North America and the Asia-Pacific region and CE authentication allowing export to EU in 2003.

Presently, the technology of other domestic and overseas industrial ceramic valves manufacturers limits production to small-bore ball valves with pressure levels below 2.5MPa. In contrast, Shengkai produces a variety of ceramics in every category (gate valve, ball valve, back valve, adjustable valve, cut-off valve and special valve) and produce more than 700 specifications that sustain a maximum pressure level of 42MPa. The largest ceramic valve caliber produced by Shengkai is 1,000mm. Currently, we believe that other manufacturers in the world only produce ceramic ball valves and ceramic adjustable valves with 150mm caliber or less.

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

Overview of the Ceramic Valve Industry in China

           At present, the world valve industry is in a position of stable development. According to statistical data in “Industrial Valves: World Markets” report published by the McIlvaine Company (the “McIlvaine Report”), as of 2008, there are more than 50,000 valve manufacturers with valve sales volume reaching $47 billion.Worldwide revenues for industrial valves are estimated to reach $56 billion in 2012.

Since reforming and opening its markets, China’s valve industry has developed rapidly. According to the data from China Mechanical Electrical Data Online, at the end of November 2008, the number of Chinese valve manufacturers was up to over 6,000, representing 8% of the world’s total suppliers; more than 1000 of them have sales of over RMB5 million. According to the statistical data by the China Valve Industrial Association, gross industrial output value reached RMB114.74 billion in 2008, which increased 25.03% compared with the previous year.

Market dispersion is more pronounced in the valve industry than many other industries and subjects to intense competition: according to a China Machinery Industry Federation report, the top 15 of the world manufacturers had a sales volume less than $8.93 billion in 2008 with a world market share of approximately 19%,; according to statistical data in “ Valve Communication” published by the China Valve Industrial Association, the top 10 Chinese valve industry manufacturers only had a sales volume of RMB6.34 billion, with a Chinese market share of less than 5.5 percent.

Operations of Shengkai

Shengkai designs, manufactures and distributes ceramic valves in 34 series under 9 categories, covering almost every general type of valve available for industrial use in the world. Shengkai’s valve sizes range from 32mm to 1000mm and can withstand pressure up to 42MPa. The company provides a series of services related to industrial ceramic valves, including manufacture, installation and maintenance of general industrial ceramic valves, as well as the design and manufacture of various non-standard ceramic valves as required by customers’ special operating conditions.

Production is comprised of three processes: ceramic piece production, machine-work of ceramic and metal components, and assembly. Currently, the total area of the production plant is 4,940 m2, with 67 sets of machine tools, of which 31 sets are for ceramics, and two sets of digitally controlled machine tools. Ceramic valve output in fiscal year 2009 was 10,800 sets.

Ceramics are friable and non-plastic and, given that to-date we believe that there is no special equipment available for ceramic processing in the world, as such not only can be difficult to process but also have a limited field of application. Shengkai has overcome these disadvantages by applying the following features to its products:

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

Customers and Suppliers

Customers

        As of June 30, 2009, the following material sales contracts were active and still being fulfilled:

No.	Name	Object	Amount(RMB)	Date of Execution
1	Wuhan Hualin Technology Co., Ltd.	Valves	2,695,320	05/18/2009
2	Xiamen Sanye Electric Power Equipment Co., Ltd.	Valves	2,450,000	06/05/2009
3	Changchun Yuandong Huaji Co., Ltd.	Valves	2,283,030	06/02/2009
4	Jiangxi Xinghuo Machinery Company Changsha Branch	Valves	2,129,272	06/04/2009
5	Haerbin Qingfa Power-station Valves Co., Ltd.	Valves	2,064,970	04/25/2009
6	Zhejiang Lantian Qiushi Environmental-protection Group Co., Ltd.	Valves	1,796,330	06/07/2009
7	Changsha Kaigao Valve Whole Set Co., Ltd.	Valves	1,774,037	05/27/2009
8	Shandong Keneng Electric Power & Chemical Equipments Co., Ltd.	Valves	1,685,021	04/28/2009
9	Lanzhou High Pressure Valve Co., Ltd.	Valves	1,657,459	05/21/2009
10	Shanxi Chaogong Valve Electrical & Mechanical Equipment Co., Ltd.	Valves	1,575,913	05/20/2009

For the year ended June 30, 2009, Shengkai’s top 10 customers were as follows:

Major customers and sales amount for the year ended 2009

Name	Amount (RMB)
Lanzhou High Pressure Valve Co., Ltd.	17,094,017.11
Jiangxi Xinghuo Machinery Company Changsha Branch	14,110,848.77
Jiangxi Hydropower Engineering Bureau	13,335,232.60
Shanghai High & Medium Pressure Valves Co., Ltd Hunan Branch	13,241,741.26
Hunan Yiyang Power Generating Co., Ltd.	10,513,373.94
Changsha Kaigao Valve Whole Set Co., Ltd.	10,400,280.34
Shijiazhuang Jinshi Chemical Fertilizer Co., Ltd.	9,247,359.84
Hunan Yiyang No. 2 Power Generating Co., Ltd.	8,820,941.21
Zhejiang Huanqiu Power Station Valve Co., Ltd Changchun Branch	8,743,075.64
Shanghai High & Medium Pressure Valves Co., Ltd Changchun Branch	8,657,266.67

For the year ended June 30, 2008, Shengkai’s top 10 customers were as follows:

Major customers and sales amount for the year ended 2008

Name	Amount (RMB)
Datang Qitai River Power Generation Co., Ltd.	17,253,633.32
Dezhou Power Plant under Huaneng Power International, Inc.	11,197,436.18
Anhui Huainan Luoneng Power Generation Co., Ltd.	8,551,011.97
Xinjiang Duzishan Petrochemical and Chemical Construction Co., Ltd.	7,653,468.38
Zhenjiang Huanqiu Power Station Valve Co., Ltd. Changchun Branch Company	7,067,250.42
Datang Chang Mountain Thermoelectricity Plant	6,709,399.98
Hunan Yiyang No. 2 Power Generating Co., Ltd.	6,131,890.63
Guodian Bengbu Power Plant	6,108,519.92
Tianjin Chentang Thermoelectricity Co., Ltd.	5,781,399.08
Beijing Guodian Longyuan Environmental Engineering Co., Ltd.	5,621,048.71

For the year ended June 30, 2007, Shengkai’s top 10 customers were as follows:

Major customers and sales amount for the year ended June 30, 2007

Name	Amount (RMB)
Hunan Yiyang No. 2 Power Generating Co., Ltd.	8,795,854
China Resources Power Hunan Co., Ltd.	4,524,498
Guodian Quanzhou Generating Co., Ltd.	4,414,137
Dezhou Power Plant under Huaneng Power International, Inc.	4,270,465
Beijing Guodian Longyuan Environmental Engineering Co., Ltd.	2,645,406
Zhenjiang Power Station Auxiliary Machinery Plant	4,648,453
Qinghai Qiaotou Co., Ltd.	1,294,989
Huadian Fujian Shaowu Power Generation Co, Ltd.	642,115
Guodian Yongfu Generating Co., Ltd.	2,070,832
Shanxi Lujin Wangqu Power Generation Co., Ltd.	185,203

Suppliers

For the year ended June 30, 2009, Shengkai’s top 10 suppliers were as follows:

Suppliers and purchase amount for the year ended 2009

Name	Amount (RMB)
Jiangxi Yongle Trading Co., Ltd.	6,529,539.19
Botou Alloy Casting Plant	5,987,987.71
Cangzhou Changyuan Pipe Fittings Co., Ltd.	5,451,979.45
Changzhou Lanfa Gm Equipment Co., Ltd.	5,387,391.30
Foshan Nanhai Leju Commercial Storage Co., Ltd.	5,308,656.51
Foshan Nanhai Steel Co., Ltd.	5,103,563.64
Shanghai Hexi Electrical & Mechanical Equipment Co., Ltd.	5,065,455.95
Tianjin Tuocheng Metal Products Co., Ltd.	3,432,254.86
Tianjin Zhiliang Metal Forging Co., Ltd.	3,181,679.55
Tianjin Dongrui Foundry Co., Ltd.	2,938,489.38

For the year ended June 30, 2008, Shengkai’s top 10 suppliers were as follows:

Suppliers and purchase amount for the year ended 2008

Name	Amount (RMB)
Botou Alloy Casting Plant	9,164,139.73
Tianjin Dongrui Foundry Co., Ltd.	6,801,853.11
Tianjin Baili Ertong Machinery Co., Ltd.	4,122,075.62
Nansuo Construct Plastic Produce (Shenzhen) Co., Ltd.	3,343,373.74
Beijing Huasheng Weiye Industry Trade Company	2,873,239.50
Tianjin Zhiliang Metal Forging Co., Ltd.	2,709,140.68
Tianjin Jinwan’an Pneumatic Hydraulic Complete Equipment Co., Ltd.	2,438,064.95
Tianjin Tiansha Haiyan Grinding Tools Manufacturing Co., Ltd.	2,041,233.64
Beijing Zhongyuan Kaifa Hight Pressure Valve Co., Ltd.	2,009,471.76
Shanghai Yuelong Material Co., Ltd.	1,863,865.19

For the year ended June 30, 2007, Shengkai’s top 10 suppliers were as follows:

Suppliers and purchase amount for the year ended June 30, 2007

Name	Amount (RMB)
Beijing Huasheng Weiye Industry Trade Company	1,899,405.73
Ouma Actuator (Tianjin) Co., Ltd.	2,354,136.74
Shanghai Luoxun Automation Control Co., Ltd.	2,675,288.02
Tianjin Tiansha Haiyan Grinding Tools Manufacturing Co., Ltd.	3,673,159.68
Tianjin Zhiliang Metal Forging Co., Ltd.	3,806,381.42
Tianjin Jinwan’an Pneumatic Hydraulic Complete Equipment Co., Ltd.	3,841,403.14
No. 11 Automation Instrumentation Plant under Shanghai Automation Instrumentation Co., Ltd.	4,333,211.96
Tianjin Dongrui Foundry Co., Ltd.	5,401,076.62
Tianjin Baili Ertong Machinery Co., Ltd.	6,673,921.80
Botou Alloy Casting Plant	7,505,041.06

   Marketing and Sales

In 2009, Shengkai spent RMB2,725,836.11 for marketing and sales efforts and in 2010 plans to invest an additional RMB3,271,000. Such funding will be used to implement the following strategies to achieve our sales objectives:

Targeted marketing : Two market departments will be set up for domestic and overseas markets: Department No. 1 is responsible for domestic marketing and engaging in direct sales for regular customers and sales via agents for spot sales. Sales teams are divided by geographical region. Currently, Shengkai has set up distribution offices in Hunan, Jilin, Heilongjiang, Hebei, Jiangxi, Shandong, Hubei, Shanxi and Inner Mongolia and continues to increase its sales force, enlarge investment in marketing and increase sales volume. Department No. 2 engages in international sales and utilizes foreign agents to conduct sales in international markets. We have already obtained approval and authentication to export to Europe, North America, and the Asia-Pacific region.

Sales training : Each member of sales personnel in the company are trained in grass-roots production before starting work, so as to become familiar with production flow and product characteristics. The HR department has prepared a training plan aimed at sales personnel to educate them in sales and product knowledge. To ensure the professionalism of our employees, all of our sales personnel must pass an exam following training before they may start work.

Value-added services : Shengkai is working to enhance the quality of our before-sales, during sales and after-sales service. Shengkai has developed before-sales technical design service to achieve a perfect connection of product with customer demand.

New industries : Shengkai aims to increase sales to customers in the petrochemical and chemical and electric power industry. Shengkai will also dedicate its energies to expanding our market into new fields like environmental protection, metallurgy and ore mining. We have gained the qualification of first-class supplier for PetroChina and CPCC and have made inroads into the petrochemical industry. In the fiscal year 2009, revenue was $39,297,235, with the power industry comprising approximately 75.2% of revenue, and petrochemical and chemical, the aluminum, metallurgy and other industries comprising approximately 20.2%,1.5%,1.7% and 1.4%, respectively..We anticipate that in fiscal year 2010, the petrochemical industry will comprise approximately 40% of Shengkai's revenue, and the power industries and other industries will comprise 55% and 5% of Shengkai's revenue, respectively.

Competition

Competitive Environment

Currently, the world ceramic valve industry is still in its infancy. Ceramic valves represent a very small proportion in the industrial valve industry. According to our estimates, sales volume for ceramic valves in China represented less than 1% of the total volume for industrial valves in China in 2008.

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

Fujikin of America Inc . Primary line of business: semiconductor material and ceramic valves, particularly small ceramic adjustable ball valves. Fujikin specializes in the manufacture of control devices for valves, but it relies primarily on outsourcing for its ceramic valve cores. There is no branch in China so far.

Shenzhen Nanbo Structure Ceramics Co., Ltd. Primary line of business: series of high-quality small-sized ceramic ball valves with ball, with favorable market share. Its production mainly relies on imported ceramic equipment with single variety and small caliber. The company conducts no research and development of ceramics and does not have large-scale production capacity for ceramic valves.

Many of our international competitors, in particular, have longer operating histories and have more established relationships with customers and end users and are engaged in major markets of general industrial products and cutting edge technology fields. However, with respect to the niche market of ceramic valves manufacture, presently U.S. valve manufacturers Ceresist and Fujikin have mature production scales for ceramic valves, but they do not make industrial ceramics development and ceramic valve production their main line of business, and they rely on either single-use equipment or outsourcing for production of ceramic components. In China, aside from Shengkai, there are fewer than 10 domestic ceramic valve manufacturers, all of which have sales volumes below RMB5 million. With the exception of Shenzhen Nanbo Structure Ceramics Co., Ltd., these companies mainly depend on outsourcing for ceramic pieces.

Our Competitive Advantages

At present, we estimate that we represent over 70% of the market share in the Chinese ceramic valve market. Given our early entry into the ceramic valve market, we believe we enjoy a leading position in China because of our head start in ceramic material technology and valve assembly.

Presently, the technology of other domestic and overseas industrial ceramic valves manfacturers limit production to small-bore ball valves with pressure levels below 2.5MPa. In contrast, Shengkai produces a variety of ceramics in every category (gate valve, ball valve, back valve, adjustable valve, cut-off valve and special valve) and produce more than 730 specifications that sustain a maximum pressure level of 42MPa. The largest ceramic valve caliber produced by Shengkai is 1,000mm; currently, we believe that other manufacturers in the world only produce ceramic ball valves and ceramic adjustable valves with 150mm caliber or less. We believe that Shengkai's ability to produce a comprehensive category of high-quality ceramic products, together with its self-developed ceramic processor, leak-proof valve sealing technology and strong technology development capacity, set it apart from its domestic and international competitors.

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

•	Lower production costs. We plan to digitalize our machinery and streamline our valve production so as to lower the production cost of ceramic valves and hasten their substitution for metal valves.
•
Internationalization. We have started to gain brand awareness in the overseas valve market. We will keep expanding market share in the international market via well-known foreign agents, so as to enhance sales volume and profit in the international market.

We broke ground for our new facility in March 2009. The new manufacturing plant will be completed during the first quarter of calendar year 2010. Completion of our headquarters building is estimated to be in the second quarter of calendar 2010. At this time, management expects production at the new facility to begin late in the second quarter of calendar year 2010. The new facility will increase production capacity to 24,000 sets of valves. Construction funds for the new manufacturing facility was obtained from two private placement transactions in 2008.

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

Technology Development

The Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic valve production (the “Computer System”) during the third quarter of 2007. The Company expected the Computer System would be delivered within 2 years and the total costs were $8,764,754 (RMB60,000,000). The Company further entered into a supplementary agreement with the technology development company in February 2009 and reduced the scale of the Computer System in the original contract. The contract cost was reduced to $4,382,377(RMB 30,000,000) accordingly, which had already been fully paid. The Computer System was delivered on June 25, 2009 in accordance with the supplementary agreement.

Shengkai focuses its technology development on those product areas that have the highest demand, so as to expedite market share expansion of ceramic valves, lower the risks of product development and promotion, and improve the company’s input-output ratio. Shengkai has also increased investment in nano-ceramics performance enhancement via nano technology, so as to continue to increase the caliber, pressure and temperature scope of ceramic valves (and the displacement of metal valves in the market).

Shengkai is currently working to introduce a digital-control processing center that will greatly enhance process precision and efficiency and will improve the overall quality of Shengkai’s valves. We anticipate that digitalization will also reduce the need for a larger workforce while increasing the specialization of our workforce. We estimate that machinization will reduce labor costs for machine work personnel by 50-60% and installation personnel costs by 30%, in roughly the same proportion as productivity is expected to increase.

Intellectual Property

Effective on June 9, 2008, we assigned the trademark, “Kosher Magic Oy, That’s Good!,” Serial No. 78793035, to Michael Jordan for due consideration in the amount of $100.

In addition, Shengkai has certain intellectual property rights as listed below:

Patents

We have applied for and obtained nine patents in the PRC for the following products:

			Utility
	Utility	Certificate	Models		Application	Authorized
No.	Models	No.	No.	Designer	Date	Announcement	Owner
1	High temperature and high Pressure ceramic check valves in power station	755441	ZL 200420029890.0	Wang Chen	10/10/2004	2/1/2006	Shengkai
2	Preventing slag at the bottom of the wedge and abrasion-resistant ceramic slag-off valves	756887	ZL 200420029889.8	Wang Chen	10/10/2004	2/1/2006	Shengkai
3	Anti-fouling ceramic seal discharge valves	746044	ZL 200420029887.9	Wang Chen	10/10/2004	12/7/2005	Shengkai
4	Reciprocating sliding dual- plate ceramic sealing valves	756440	ZL 200420029886.4	Wang Chen	10/10/2004	2/1/2006	Shengkai
5	New ceramic replica valves	740358	ZL 200420029885.X	Wang Chen	10/10/2004	11/9/2005	Shengkai
6	External composite armor plate for tank	714858	ZL 2004 2 0029600.2	Wang Chen	8/24/2004	8/3/2005	Shengkai
7	The new V-shaped channel spherical valves	7155047	ZL 2004 2 0029601.7	Wang Chen	8/3/2004	8/3/2005	Shengkai
8	Cavitation and erosion-resistant high-pressure adjusting valves	715215	ZL 2004 2 0029602.1	Wang Chen	8/24/2004	8/3/2005	Shengkai
9	New ceramic three links valves	715416	ZL 2004 2 0029603.6	Wang Chen	8/24/2004	8/3/2005	Shengkai
10	Ceramic valves with purge devices	1151168	ZL 200820002560	Wang Chen	1/22/2008	2/1/2008	Shengkai
11	Throttle ceramic valves	1166086	ZL 200820002561.5	Wang Chen	1/22/2008	2/1/2008	Shengkai
12	Fast-opening ceramic adjusting valves	1170081	ZL 200820002565.3	Wang Chen	1/22/2008	2/1/2008	Shengkai
13	Eccentric anti-seize abrasion-resistant spherical valves	1151170	ZL 200820002564.9	Wang Chen	1/22/2008	2/1/2008	Shengkai
14	Spherical ceramic adjusting valves	1170082	ZL 200820002562.X	Wang Chen	1/22/2008	2/1/2008	Shengkai
15	Ceramic butterfly valves	1173061	ZL 200820002563.4	Wang Chen	1/22/2008	2/1/2008	Shengkai
16	Ceramic seal switching valves	1150678	ZL 200820002566.8	Wang Chen	1/22/2008	2/1/2008	Shengkai
17	Fine-tuning ceramic adjusting valves	1150677	ZL 200820002567.2	Wang Chen	1/22/2008	2/1/2008	Shengkai
18	Hemispherical ceramic adjusting valves	1173063	ZL 200820002559.8	Wang Chen	1/22/2008	2/1/2008	Shengkai

Shengkai has entered into patent transfer agreements with Mr. Wang Chen for the following products:

Name	Patent No.	Application Date	Approval date
Sealing device for heat, pressure and wear resistant valve	ZL 98 2 190654	September 24, 1998	October 23, 1999
High temperature, pressure, corrosion and wear resistant valve	ZL 98 2 190662	September 24, 1998	September 11, 1999
Wear resistant slab delivering gate valve	ZL 95 2 201240	August 24, 1995	April 27, 1996

Such patent transfer agreements have not yet been registered with the State Intellectual Property Office. Those patents have since expired.

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
			Shengkai	10/14/2006 to 10/13/2016

Shengkai has registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
“Ceramicvalve.net”	Shengkai	4/13/2007	4/13/2010 (extended from 4/13/2009)
“Shengkai.com”	Shengkai	N/A	6/15/2010(extended from 6/15/2009)
	Shengkai	4/13/2007	4/13/2010 (extended from 4/13/2009)
	Shengkai	4/16/2007	4/16/2010 (extended from 4/16/2009)
	Shengkai	4/13/2007	4/13/2010 (extended from 4/13/2009)
	Shengkai	4/13/2007	4/13/2010 (extended from 4/13/2009)
	Shengkai	4/13/2007	4/13/2010 (extended from 4/13/2009)
	Shengkai	4/13/2007	4/13/2010 (extended from 4/13/2009)

Employees

As of August 31, 2009, Shengkai had 147 employees, 83 of which possess a diploma over junior college level, representing56.5% of the work force recruited. We currently have 3 senior-level professionals and 10 mid-level professionals with graduate degrees.

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

In the year ended June 30, 2009, our average compensation per employee per month was RMB3,800, or approximately $555. We also pay benefits in the form of social security insurance fees for employees required such insurance under PRC law.

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

•	Business License (No. 120191000015144) reissued on August 17, 2009 by Tianjin Administration for Industry and Commerce.

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

•
Customs Declaration Registration Certificate for Consignees or Consignors of Import & Export of the PRC Customs (the Certificate code No.1207268124) issued by Tianjin Customs District of the PRC respectively on Aug 27, 2009 and July 31, 2001. The valid terms are respectively three years.

•	Registration Form for Operators of Foreign Trading (the code No. 00498476, and import & export enterprise code No.1200239676782) issued by Tianjin Commission of Commerce on December 5, 2007.

•	Self-declaration Units Registration Certificate (the Certificate No. 1200604101) issued by Tianjin Entry-Exit Inspection and Quarantine Bureau on September 21, 2006.

•
High Technology Guidance Committee of Tianjin Economic & Technology Development Area and Tianjin Scientific Technology Committee issued the Certificates of High Technology Enterprise (No.2003-011 and No.0612007B5003) to Shengkai respectively on June 8, 2009, April 30, 2007 and June 16, 2006. The valid terms are respectively three years.

•	Manufacturer License of Special Equipment (TS2712014-2012) issued by Tianjin Bureau of Quality and Technical Supervision on October 5, 2008.

•	The American Petroleum Institute issued to Shengkai Certificates of Authority to use the Official API Monogram (No.6D-0460) on June 9, 2006. The expiration date is December 09, 2009.

•	Quality Certificate (ISO9001:2000)(No.0170-2003-AQ-RGC-RvA) issued by Det Norske Veritas Certification B.V. on December 6, 2002. The expiration date is December 6, 2011.

•	CE (No.DGR-0036-QS-516-06) issued by TUV SUD Industrie Service GmbH on November 14, 2006. The expiration date is November 13, 2009.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

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

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Round-Trip Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in May 2007 (known as Notice 106), expanded the reach of Circular 75. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

Our principal shareholder, Long Sunny Limited, owns approximately 78.69% of our common stock as of August 31, 2009. As a result, Long Sunny Limited essentially has the ability to elect all of our directors and to approve any action requiring shareholder action, without the vote of any other shareholders.

Because we may require additional financing to expand our operations, our failure to obtain necessary financing may impair our operations.

At June 30, 2009, we had working capital of approximately $40,990,996. Our capital requirements in connection with the development of our business are significant. During the quarter ended June 30, 2009, we spent approximately $18,487,843.76 for the purchase of raw materials and equipment, of which $175,703.62 was used to purchase raw materials and $18,312,140.14 was used to purchase equipment.

To the extent that we require financing, the absence of an active public market for our common stock, the terms of the Private Placements, and the number of outstanding warrants and the exercise price and other terms on which we may issue common stock upon exercise of the warrants may make it difficult for us to raise additional equity capital if required for our present business or for any planned expansion. We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price and could result in a reduction of the conversion price of the Preferred Shares and Warrants. Further, since the investors in the Private Placements have a right to participate in future financings, this right may affect our ability to obtain financing from other sources.

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

We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers. Our chief executive officer is a party to contractual agreements as described elsewhere in this registration statement. However, if any disputes arise between our executive officer and us, we cannot assure you, in light of uncertainties associated with the PRC legal system, the extent to which any of these agreements could be enforced in China, where some of our executive officers reside and hold some of their assets.

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

Since the exercise on August 5, 2009 of a call option agreement entered into on June 9, 2008 by and between Wang Chen and Li Shaoqing, our Chief Executive Officer, Mr. Wang, beneficially owns 78.69% of our common stock through his 100% holding in Long Sunny Limited. As a result, Mr. Wang will be able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Mr. Wang’s interests may differ from that of other shareholders.

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

Although we have no present plans for any acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
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

The registration rights agreement that we executed in connection with the June 2008 Financing requires us to file a registration statement with the SEC within 45 days after the earlier of the date of the Second Closing (as defined in the section entitled “REVERSE MERGER AND PRIVATE PLACEMENTS” above) or June 30, 2008, and declared effective by the SEC not later than November 27, 2008. We are required to pay liquidated damages to Vision Opportunity China LP in an amount equal to 1 percent of its initial acquisition of Preferred Shares pursuant to the June 2008 Purchase Agreement for each month passed the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective, or for any period that we cause our stock to be delisted from the OTC Bulletin Board, up to a maximum of 10 percent.

Pursuant to the Second Amendment to the June 2008 Purchase Agreement and the First Amendment to the June 2008 Securities Escrow Agreement, if we fail to use commercially reasonable efforts to list our common stock on the Nasdaq Capital Market, Nasdaq Global Select Market or Nasdaq Global Market, the American Stock Exchange or any successor market thereto within 18 months of the First Closing (as defined in the section entitled “REVERSE MERGER AND PRIVATE PLACEMENTS” above), 750,000 shares of common stock owned by Principal Stockholder (as defined in the Second Amendment to the June 2008 Purchase Agreement and the First Amendment to the June 2008 Securities Escrow Agreement) will be distributed to Vision Opportunity China LP.

Additionally, the registration rights agreement that we executed in connection with the July 2008 Financing requires us to file a registration statement with the SEC within 45 days after July 18, 2008 and declared effective by the SEC not later than December 15, 2008. Pursuant to the July 2008 Purchase Agreement, we are required to pay liquidated damages to the investor in an amount equal to 1 percent of the investor’s initial acquisition of Preferred Shares for each month past the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective, or for any period that we cause our common stock to be delisted from the OTC Bulletin Board, up to a maximum of 10 percent. The number of shares of Preferred Shares issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under Rule 415.

Pursuant to the First Amendment to the July 2008 Purchase Agreement and the First Amendment to the July 2008 Securities Escrow Agreement, if we fail to list our common stock on the Nasdaq Capital Market, Nasdaq Global Market, American Stock Exchange or any successor market thereto within 18 months of July 18, 2008, 250,000 shares of common stock owned by Principal Stockholder (as defined in the Second Amendment to the July 2008 Purchase Agreement and the First Amendment to the July 2008 Securities Escrow Agreement) will be distributed to Blue Ridge Investments, LLC.

Because the holders of our Warrants have cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

The holders of our Warrants issued in the Private Placements have cashless exercise rights, which provide them with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right is not exercisable prior to December 10, 2009 (in the case of Warrants issued in connection with the June 2008 Financing) or January 18, 2010 (in the case of Warrants issued in connection with the July 2008 Financing). Thereafter the right is only exercisable if the underlying shares are not subject to an effective registration statement. To the extent that the holders exercise the cashless exercise rights, we will not receive any proceeds on exercise of warrants.

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

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

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

Government policies are subject to rapid change and the PRC government may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the PRC government will not significantly alter its policies from time to time without notice in a manner which reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock trades on the OTCBB under the symbol “SKII.OB.” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will apply to our annual report for the 2009 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

In October 2008, we successfully won a bid on a 50-year land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price is RMB12.6 million (approximately $1.8 million). The formal contract was signed with the government on Jan 23, 2009, and we settled the bid price in full in March 2009.  The purpose of the acquisition of land is to build a new plant to enable us to expand our production capacity.  Such expansion of production capacity, once completed, would substantially increase our capital expenditures.

Our land use rights are set forth below:

Land Use Rights through Grants from Land Management Authority

	Plot A	Plot B
Land No.	No. 01-17-(3)-8	No. 1201104020180020001
Land Use Right Certificate No.	Jin Nan Dan Guo Yong (2001) Geng 2 Zi No.045	Bao Dan Guo Yong (2009) No. 022
User of the Land	Shengkai	Shengkai
Location	Wang Gang Road, Shuangang, Jinnan Economic & Technology Development Area, Tianjin	Wang Gang Road, Shuangang, Jinnan Economic & Technology Development Area, Tianjin
Usage	Commercial Services	Commercial Services
Area ( m2 )	10,023.0	43,566.3
Form of Acquisition	Grant from related Land Management Authority	Grant from related Land Management Authority
Expiration Date	September 21, 2048	January 23, 2059
Encumbrances	N/A	N/A

We currently occupy the following buildings, as set forth below:

Owned Premises

	Part 1	Part 2	Part 3	Part 4	Part 5
Certificate No.	No. 120018246
Owner	Shengkai
Location	Wang Gang Road, Shuangang, Jinnan Economic& Technology Development Area, Tianjin
Category	Private
Area ( ㎡ )	931.06	1192.90	493.64	824.74	2691.41
Usage of Design	Industry	Industry	Industry	Industry	Industry
Structure	Mixture	Mixture	Mixture	Mixture	Mixture
Encumbrances	N/A	N/A	N/A	N/A	N/A

Leased Premises

No.	Lessor	Location	Term	Rent per Year (RMB)
1	Tianjin Jinbin Nanhua Premises Purchasing Co., Ltd.	Room324, 3/F, 1st Street, Tianjin Economic-Technological Development Area	January 12, 2008 to January 11, 2010	$14,000

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

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

           Our common stock has been traded over-the-counter on the OTC Bulletin Board since August 2006 under the designation SOSA.OB (previously SSAU.OB) and since October 2008 under the designation “SKII.OB.” The market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2009 (adjusted for the 1-for-2 reverse split which occurred on April 15, 2008) is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	Low Bid	High Bid
2008 First Quarter	1.00	0.60
2008 Second Quarter	1.00	0.60
2008 Third Quarter	2.00	0.60
2008 Fourth Quarter	2.75	0.15
2009 First Quarter	4.50	1.75
2009 Second Quarter	3.00	1.05
2009 Third Quarter	2.50	1.27
2009 Fourth Quarter	2.90	1.85

As of August 31, 2009, we had approximately 38 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6.   Selected Financial Data.

The following selected statement of operations data contains statement of operations data and balance sheet data of Shengkai, the entity through which we operate our business, for the fiscal years ended June 30, 2009, 2008 and 2007. The statement of operations data and balance sheet data were derived from the audited financial statements. Such financial data should be read in conjunction with the financial statements and the notes to the financial statements starting on page F-1 and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statements of Operation Data

	Twelve months ended June 30,
	2009	2008	2007
Net revenues	$39,297,235	$32,355,693	$23,124,748
Cost of sales	(15,267,244)	(13,211,608)	(9,244,592)

Gross profit	$24,029,991	$19,144,085	$13,880,156
Other income - disposal of property,plant and equipment		31,712	-
Other miscellaneous income	$112,758	$-	$-
Operating expenses:
Selling	(3,760,970)	(2,951,888)	(2,639,249)
General and administrative	(2,474,872)	(1,973,331)	(1,398,330)

Operating income	$17,906,907	$14,250,578	$9842,468
Other income - government grant	-	-	639
Other income - tax refund	-	-	24,867
Other expense - transaction costs for reverse merger	-	(43,209)	-
Other expense	-	(32)	(109)
Interest income	193,149	18,562	8,831
Interest expenses	-	-	(20,174)

Income before income taxes	$18,100,056	$14,225,899	$9,856,631
Income taxes	(4,522,362)	(4,138,860)	(3,284,829)

Net income	$13,577,694	$10,087,039	$6,571,802

Balance Sheet Data

	As at June 30	As at June 30,
	2009	2008	2007
Cash and cash equivalents	$38,988,958	$21,313,484	$1,691,476
Working capital	40,990,996	23,592,880	11,515,991
Total assets	60,253,034	39,767,207	23,268,830
Total debts	4,746,447	2,585,665	2,852,863
Total shareholders’ equity	55,506,587	37,181,542	20,415,967

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2009 and 2008 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

Shengkai, the entity through which we run our operations, is a prominent ceramic valve manufacturer. We have more than 15 years of experience and possess a unique method for creating ceramic valves.

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

Results of Operations

Comparison of the Years Ended June 30, 2009 and 2008

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2009 and 2008 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

Shengkai, the entity through which we run our operations, is a prominent ceramic valve manufacturer. We have more than 15 years of experience and possess a unique method for creating ceramic valves.

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

Results of Operations

Comparison of the Years Ended June 30, 2009 and 2008

Revenue

Revenue for the fiscal year ended June 30, 2009 was $39,297,235, an increase of $6,941,542 or 21.5% from $32,355,693 for the comparable period in 2008.  Approximately 95.3% of our source of revenue came from customers in the electric power, petrochemical and chemical for the current year. The electric power industry was still the most significant market to our revenue, contributing approximately 75.2% of total revenue for the fiscal year ended June 30, 2009. Revenue from the electric power industry was approximately $29.5 million for the fiscal year ended June 30, 2009, an increase of approximately $3.5 million or 13.5% from approximately $26.0 million for the comparable period in 2008. The increase was primarily attributable to the broadening of our customer base and increased orders from existing customers. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $7.9 million for the fiscal year ended June 30, 2009, an increase of approximately $5.5 million or 229.2% from approximately $2.4 million for the comparable period in 2008. The increase is primarily attributable to our shift in targeting of and strengthening of marketing efforts from the electric power industry to the petrochemical industry, our new sales market. Revenue from other industries, including the aluminum and metallurgy industries, was approximately $1.9 million for the fiscal year ended June 30, 2009, a decrease of approximately $2.1 million or 52.5% from approximately $4.0 million for the comparable period in 2008.

At present we are still experiencing a deficiency of production capacity. A new manufacturing facility and a headquarters’ building are under construction and the manufacturing plant is estimated to be completed during the first quarter of calendar year 2010. Completion of the Company’s headquarters’ building is estimated to be in the second quarter of calendar year 2010.

Gross Profit

Gross profit for the fiscal year ended June 30, 2009 was $24,029,991, an increase of $4,885,906 or 25.5% compared to $19,144,085 for the comparable period in 2008.  The gross profit margin for the fiscal year ended June 30, 2009 increased to 61.1% from 59.2% for the comparable period in 2008 since we slightly adjusted upward our selling price during the year.

Selling Expenses

Selling expenses for the fiscal year ended June 30, 2009 was $3,760,970, an increase of $809,082 or 27.4%, from $2,951,888 for the comparable period in 2008. Commission paid to the agents for introducing business to us was approximately $3.1 million for the year ended June 30, 2009, an increase of approximately $0.5 million or 19.2% from approximately $2.6 million for the year ended June 30, 2008. This increase was primarily attributable to increase of sales revenues. Another major selling expense was exhibition and seminar expense which was $314,915 in the year ended June 30, 2009, an increase of $291,270 from $23,645 in the year ended June 30, 2008. This increase was mainly attributable to more frequent attendance at exhibitions and domestic and overseas seminars as part of our greater efforts to expand our market share.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended June 30, 2009 were $2,474,872, an increase of $501,541 or 25.4% compared to $1,973,331 for the comparable period in 2008. The increase was primarily attributable to increases in research and development expenses, from $126,172 to $559,491 over the comparable periods of 2008 and 2009, an increase of $443,319 or 343.4%. Another reason was an increase in the expenses related to the private placement activities that occurred in June and July 2008.

Interest expense

There was no interest expense for the fiscal year ended June 30, 2009. No short or long term loan was outstanding for the fiscal year ended June 30, 2009.

Income Tax Expenses

Income tax for the fiscal year ended June 30, 2009 was $4,522,362, an increase of $383,502 or 9.3% from $4,138,860 for the comparable period in 2008. The effective tax rates were 25% and 29% for the fiscal years ended June 30, 2009 and 2008 respectively. The PRC government decreased the income tax rate on enterprises from 33% to 25% with effect from January 1, 2008. Therefore, 25% tax rate was applied to the whole fiscal year of 2009 but only to a half year period for the fiscal year of 2008.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents as at the beginning of the fiscal year ended June 30, 2009 was $21,313,484 and increased to $38,988,958 by the end of the period, an increase of $17,675,474 or 82.9%. The net change in cash and cash equivalents represented a decrease of $1,946,534 or 9.9% from $19,622,008 for the comparable period in 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $15,889,016 for the fiscal year ended June 30, 2009, an increase of $5,988,231 or 60.5% from $9,900,785 for the comparable period in 2008. Net income increased $3,490,655 or 34.6% to $13,577,694 for the year ended June 30, 2009 from $10,087,039 for the comparable periods in 2008. In addition, the net increase of cash from operating activities was also attributable to an increase of notes payable and other payables over the comparable periods.

Net cash used in investing activities

Net cash used in investing activities was $2,899,940 for the fiscal year ended June 30, 2009, compared to $4,817,565 for the fiscal year ended June 30, 2008, a decrease of $1,917,625 or 39.8%. Cash was mainly invested in purchases of equipment and intangible assets during the fiscal year ended June 30, 2009.

 Net cash used in financing activities

Net cash provided by financing activities was $4,613,790 for the fiscal year ended June 30, 2009, a decrease of $9,111,210 from $13,725,000 for the fiscal year ended June 30, 2008. The fund of 4,613,790 was raised from the second private placement transaction in July 2008. For the comparable period of 2008, $13,725,000 was raised from the first private placement transaction in June 2008.

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

The following table summarizes our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$18,954,987	$18,954,987	$-

(1) Capital expenditure is commitment for the construction of a new manufacturing facility. See Note 15 - Commitment and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters’ building. The total amount of executed contracts was $19,269,804 of which $317,817 was paid as at the fiscal year ended June 30, 2009. The construction of both the manufacturing facility and the headquarters’ building is estimated to be completed during our next fiscal year.

 Capital expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price is RMB12.6 million (approximately $1.8 million). The formal contract was signed with the government on Jan 23, 2009, with the Company due to pay the bid price in full by Mar 25, 2009. The land was purchased with plans to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity.  Expenditures made under related construction contracts totaled $19,269,804 (RMB131,897,951), of which $314,817 (RMB2,154,851) was paid as at the year ended June 30, 2009. The balance of $18,954,987 (RMB129,743,100) will be settled within one year. Such expansion of production capacity, once completed, would substantially increase our capital expenditures.

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

The Company originally had a capital commitment on purchase of a computer systems and patent applications since the Company entered into an agreement with a technology development company to purchase a computer system in improving the quality of ceramic valve production (the “Computer System”) during the third quarter of 2007. The Company expected the Computer System would be delivered within 2 years and the total costs were $8,764,754 (RMB60,000,000). However, the Company subsequently entered into a supplementary agreement with the technology development company in February 2009 and reduced the scale of the Computer System in the original contract. The contract cost was reduced to $4,382,377(RMB 30,000,000) accordingly, which had already been fully paid. The Computer System was delivered on June 25, 2009 in accordance with the supplementary agreement. See Note 15 – Commitments and Contingency in the notes to the financial statements, included elsewhere in this report.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement is not expected to have a material impact on the Company’s consolidated financial results.

In June 2009, the FASB issued SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this standard is not expected to have any material impact on the Company’s Consolidated Financial Statements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of this standard is not expected to have any material impact on the Company’s Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this Statement is not expected to have change to the company’s Consolidated Financial Statements.

The management of the Company does not anticipate that the adoption of these standards will have a material impact on these financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)

CONTENTS	PAGES

INDEPENDENT AUDITOR’S REPORT	F-1

CONSOLIDATED BALANCE SHEETS	F-2 – F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 – F-7

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS	F-8 – F-29

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., LL.B., P.C.LL., Barrister-at-law, C.P.A.(Practising).

The Board of Directors and Stockholders of
Shengkai Innovations, Inc.
(F/K/A Southern Sauce Company, Inc.)

Independent Auditor’s Report

We have audited the accompanying consolidated balance sheets of Shengkai Innovations, Inc. (F/K/A Southern Sauce Company, Inc.) as of June 30, 2009 and 2008 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shengkai Innovations, Inc. (F/K/A Southern Sauce Company, Inc.) as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Albert Wong & Co.

Hong Kong, China	Albert Wong & Co.
August 31, 2009	Certified Public Accountants

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	Note	2009	2008
ASSETS
Current assets
Cash and cash equivalents		$38,988,958	$21,313,484
Pledged deposits	4	940,488	500,000
Trade receivables		4,061,706	3,596,318
Notes receivable		292,193	8,732
Other receivables	5	22,979	19,791
Prepaid VAT		194,535	-
Deposits and prepaid expenses		-	2,543
Advances to suppliers		328,785	12,350
Inventories	6	907,799	725,327

Total current assets		$45,737,443	$26,178,545
Plant and equipment, net	7	5,173,269	2,523,062
Intangible assets, net	8	9,342,322	6,699,932
Deposits on purchase of computer system		-	4,365,668

TOTAL ASSETS		$60,253,034	$39,767,207
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$984,561	$-
Accounts payable		1,121,185	938,483
Advances from customers		242,986	29,852
Other payables	9	794,754	549,626
Accruals		131,581	116,673
Income tax payable		1,471,380	951,031

Total current liabilities		$4,746,447	$2,585,665

TOTAL LIABILITIES		$4,746,447	$2,585,665

Commitments and contingencies	15	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	Note	2009	2008
			(Restated)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized ; 7,887,368 and 5,915,526 issued and outstanding as of June 30, 2009 and 2008 respectively.	10	$7,887	$5,916
Common stock - $0.001 par value 50,000,000 shares authorized; 22,112,500 and 20,550,000 shares issued and outstanding as of June 30, 2009 and 2008	11	22,113	22,113
Additional paid-in capital	11	30,666,631	23,494,626
Statutory reserves		4,693,020	2,875,066
Retained earnings		17,456,857	8,257,303
Accumulated other comprehensive income		2,660,079	2,526,518

		$55,506,587	$37,181,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$60,253,034	$39,767,207

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	Note	2009	2008
			(Restated)

Net revenues		$39,297,235	$32,355,693
Cost of sales		(15,267,244)	(13,211,608)

Gross profit		$24,029,991	$19,144,085
Other miscellaneous income		112,758	-
Other income – disposal of property,
plant and equipment		-	31,712
Operating expenses:
Selling		(3,760,970)	(2,951,888)
General and administrative		(2,474,872)	(1,973,331)

Operating income		$17,906,907	$14,250,578
Other expense – transaction costs for reverse merger		-	(43,209)
Other expense		-	(32)
Interest income		193,149	18,562

Income before income taxes		$18,100,056	$14,225,899
Income taxes	12	(4,522,362)	(4,138,860)

Net income		$13,577,694	$10,087,039
Foreign currency translation adjustment		133,561	1,370,833

Comprehensive income		$13,711,255	$11,457,872

Basic earnings per share	13	$0.498	$0.106

Diluted earnings per share	13	$0.367	$0.084

Basic weighted average share outstanding	13	22,112,500	22,112,500

Diluted weighted average share outstanding	13	29,999,868	28,028,026

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
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
Proceeds from shares
issued in private
placement, net of
transaction costs of
$1,275,000 (restated)	-	-	5,916	13,719,084	-	-	-	13,725,000
Appropriations to
statutory reserves (restated)	-	-	-	-	1,209,879	(1,209,879)	-	-
Dividends	-	-	-	7,742,234	-	(7,742,234)	-	-
Foreign currency
translation adjustment (restated)	-	-	-	-	-	-	1,370,833	1,370,833

Balance, June 30, 2008 (restated)	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542

Balance, July 1, 2008	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542
Net income	-	-	-	-	-	13,577,694	-	13,577,694
Proceeds from shares
issued in private
placement, net of
transaction costs of
$386,210	-	-	1,971	4,611,819	-	-	-	4,613,790
Appropriations to
statutory reserves	-	-	-	-	1,817,954	(1,817,954)	-	-
Dividends	-	-	-	2,560,186	-	(2,560,186)	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	133,561	133,561

Balance, June 30, 2009	22,112,500	$22,113	$7,887	$30,666,631	$4,693,020	$17,456,857	$2,660,079	$55,506,587

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	2009	2008
Cash flows from operating activities
Net income	$13,577,694	$10,087,039
Depreciation	172,185	154,557
Amortization	778,115	719,171
Gain on disposal of property, plant and equipment	-	(31,712)

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(450,979)	(1,604,622)
Notes receivable	(283,286)	(8,230)
Other receivables	(3,108)	35,246
Prepaid VAT	(194,439)	-
Deposits and prepaid expenses	639,067	37,106
Amounts due from directors and shareholders	-	36,630
Advances to suppliers	(316,230)	179,708
Inventories	(179,522)	842,385
Notes payable	984,074	(34,602)
Accounts payable	178,912	86,038
Advances from customers	212,911	(26,341)
Other payables	242,840	(566,625)
Accruals	14,440	(36,116)
Income tax payable	516,342	31,153
Net cash provided by operating activities	$15,889,016	$9,900,785

Cash flows from investing activities
Sales proceeds of property, plant and equipment	$-	$68,581
Purchase of property, plant and equipment	(564,609)	(295,841)
Payment of intangible assets	(1,895,099)	-
Payment of deposits on computer system	-	(4,114,871)
Increase in pledged deposits	(440,232)	(475,434)
Net cash used in investing activities	$(2,899,940)	$(4,817,565)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $1,275,000	$-	$13,725,000
Proceeds from stock issued, net of transaction costs of $386,210	4,613,790	-
Net cash provided by financing activities	$4,613,790	$13,725,000

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	2009	2008

Net cash and cash equivalents sourced	$17,602,866	$18,808,220

Effect of foreign currency translation on cash and cash equivalents	72,608	813,788

Cash and cash equivalents–beginning of year	21,313,484	1,691,476

Cash and cash equivalents–end of year	$38,988,958	$21,313,484

Supplementary cash flow information:

Interest received	$193,149	$19,752

Tax paid	4,088,651	3,429,056

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

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

The exchange transaction was accounted for as a reverse acquisition in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141. “Business Combinations”. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and Shen Kun. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of the Company and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of income include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd for the year ended June 30, 2009 and 2008.

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
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
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
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
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

Pledged deposits represents deposits on account to secure notes payable and deposit for investor relation or public relation affairs as at the year ended June 30, 2009 and 2008 respectively.

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
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
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

	2009	2008
Cash on hand	$6,236	$4,880
Agricultural Bank of China	-	421
Bank of China	21,081	12,888
Industrial and Commercial Bank of China	750,757	8,317,060
Industrial Bank Co. Ltd.	2,962,345	37,070
Shanghai Pudong Development Bank	35,232,842	12,939,316
The Hong Kong and Shanghai Banking
Corporation Limited	15,697	1,849

	$38,988,958	$21,313,484

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
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

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the years ended June 30, 2009 and 2008 were $82,913 and $17,845 respectively.

(n)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the years ended June 30, 2009 and 2008 were $559,097 and $126,172 respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in costs of sales for the years ended June 30, 2009 and 2008 were nil and $288 respectively. The retirement benefit expenses included in and the general and administrative expenses for the years ended June 30, 2009 and 2008 were $130,574 and $16,521 respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

June 30, 2009
Balance sheet	RMB 6.84480 to US$1.00
Statement of income and comprehensive income	RMB 6.84819 to US$1.00

June 30, 2008
Balance sheet	RMB 6.87180 to US$1.00
Statement of income and comprehensive income	RMB 7.29063 to US$1.00
The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC.  Total cash in the banks at June 30, 2009 and 2008 amounted to $38,982,722 and $21,308,604 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $4,693,020 as at June 30, 2009.

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
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Effective January 1, 2009, the Company adopted SFAS 161. The adoption did not have a material effect on the financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Effective January 1, 2009, the Company adopted SFAS 163. The adoption did not have a material effect on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement is not expected to have a material impact on the Company’s consolidated financial results.

In June 2009, the FASB issued SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this standard is not expected to have any material impact on the Company’s Consolidated Financial Statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recent accounting pronouncements (Continued)

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R),” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of this standard is not expected to have any material impact on the Company’s Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this Statement is not expected to have change to the company’s Consolidated Financial Statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2009, and 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2009, and 2008, almost all the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. A minimal bank deposit was maintained with the bank in Hong Kong.

For the years ended June 30, 2009, and 2008, more than 99% of the Group’s sales were generated from the PRC. In addition, nearly all accounts receivable as of June 30, 2009, and 2008, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the years ended June 30, 2009, and 2008, there was no customer who accounts for 10% or more of the Group’s revenue.

Details of customer account for 10% or more of the Group’s accounts receivable were as follows:
	Year ended June 30,
	2009		2008

Customer A	$	*	$851,262
Customer B		*	772,723
Customer C		-	415,440
Customer D		655,755	-
Customer E		438,067	-
Customer F		380,115	*

* less than 10%

4.	PLEDGED DEPOSITS

Pledged deposits as at the year ended June 30, 2009 and 2008 were restricted cash kept in purpose of investor relation or public relation affairs and to secure notes payable respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

5.	OTHER RECEIVABLES

	2009	2008

Disbursement and advances to employee	$12,268	$-
Tender deposits	10,227	$10,623
Sundry	484	$9,168

	$22,979	$19,791

6.	INVENTORIES

Inventories comprise the followings:

	2009	2008

Finished goods	$236,574	$298,411
Work in process	49,607	15,264
Raw materials	621,618	411,652

	$907,799	$725,327

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

7.	PLANT AND EQUIPMENT, NET

	2009	2008
At cost
Buildings	$2,050,980	$2,042,921
Machinery and equipment	3,056,646	631,830
Office equipment	166,748	135,637
Motor vehicles	416,163	369,897

	$5,690,537	$3,180,285
Less: accumulated depreciation	(832,085)	(657,223)

	$4,858,452	$2,523,062

Construction in progress	314,817	-

	5,173,269	2,523,062

Depreciation expenses included in the cost of sales for the years ended June 30, 2009 and 2008 were $113,751 and $97,554 respectively; and in the general and administrative expenses for the years ended June 30, 2009 and 2008 were $58,434 and $57,003 respectively.

Construction in progress represents direct costs of construction incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.  Capital commitments in respect of these projects are $18,954,988 at June 30, 2009.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

8.	INTANGIBLE ASSETS, NET

	2009	2008

Land use rights, at cost	$2,788,369	$888,825
Less: accumulated amortization	(302,714)	(283,748)

	2,485,655	605,077

Patent rights, at costs	8,949,335	7,421,636
Less: accumulated amortization	(2,098,012)	(1,335,167)

	6,851,323	6,086,469

Others, at costs	19,913	19,835
Less: accumulated amortization	(14,569)	(11,449)

	5,344	8,386

	$9,342,322	$6,699,932

Amortization expenses included in the general and administrative expenses for the years ended June 30, 2009 and 2008 were $778,115 and $719,171 respectively.

9.	OTHER PAYABLES

	2009	2008

Commission payables	$312,365	$180,291
Expense payables	12,389	3,636
Deposit for project	467,508	-
Sundry PRC taxes payables	-	352,521
Sundry	2,492	13,178

	$794,754	$549,626

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

11.	PREFERRED STOCK AND WARRANTS (Continued)

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
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

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

Further, if the Company fails to obtain a listing on NASDAQ or the NYSE Amex Equities (Formerly American Stock Exchange), then 1,000,000 shares of common stock of the company will be given to the investors.  The company is accounting for these penalties in accordance with FAS 5 - Accounting for Contingencies, whereby the penalty will not be recorded as a liability until and if it is probable the penalty will be incurred. No penalty has been recorded in the accompanying consolidated financial statements for this instance.

11.	CAPITALIZATION

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. The common stock is $22,113 with paid-in capital $30,666,631 as at the year ended June 30, 2009.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

12.	INCOME TAXES

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	25%
Provision for income tax	25%	25%

(b)
The PRC Enterprise Income Tax rate was changed to 25% from 33% since January 1, 2008. The effective tax rate for June 30, 2009 was 25% while 2008 was 29% owing to the 33% tax rate was applicable to the first half fiscal year end of 2008.

Income before income tax expenses of $18,100,056, and $14,225,899 for the years ended June 30, 2009 and 2008 respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for the years ended June 30, 2009, and 2008 are $4,522,362, and $4,138,860, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

13.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

Earnings:	2009	2008

Net income for the year	$13,577,694	$10,087,039
Non-Cash Dividends on convertible preferred stock	(2,560,186)	(7,742,234)

Earnings for the purpose of basic earnings per share	$11,017,508	$2,344,805

Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive earnings per share	$11,017,508	$2,344,805

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	22,112,500	22,112,500
Effect of dilutive potential common stock
- conversion of convertible preferred stock	7,887,368	5,915,526

Weighted average number of common stock for the purpose of dilutive earnings per share	29,999,868	28,028,026

Earnings per share:

Basic earnings per share	$0.498	$0.106

Dilutive earnings per share	$0.367	$0.084

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

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

A new manufacturing facility and a headquarters’ building are under construction on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts including the main superstructure were executed. The total amount of executed contracts was $19,269,804 (RMB131,897,951) of which $314,817 (RMB2,154,851) was paid as at the year ended June 30, 2009. The balance of $18,954,987 (RMB129,743,100) will be settled within one year.

16.	SEGMENT INFORMATION

The Group is principally engaged in one segment of the manufacturing and selling of ceramic valve in the PRC. Nearly all revenues are generated in the PRC and nearly all identifiable assets of the Group are located in the PRC. Accordingly, no segmental analysis is presented.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

17.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In November 2008, subsequent to the issuance of the Company’s financial statements for the year ended June 30, 2008, the Company’s accountant discovered the Additional Paid-in Capital and Comprehensive Income were not correctly stated. After a detail analysis, some reallocation should be provided to restate the stockholders’ equity and corresponding changes related to the allocation of stockholders’ equity items and notes to consolidated financial statements. The restatement affects periods from July 1, 2007 to June 30, 2008. The foregoing restatement adjustments did not affect the Company’s Assets and Liabilities, Revenue, Expenses and Net Income, and the Consolidated Statements of Cash Flows. The effects of the restatements are shown in the following tables:

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

As a result of restatement of the consolidated balance sheet as of June 30, 2008, total preferred stock decreased from $7,342,358 as originally reported, to $5,916, a decrease of $7,336,442. The corresponding changes were increase of $6,781,656 in additional paid-in capital and decrease of accumulated other comprehensive income $554,786. The Statutory reserves decrease from $3,217,565 as originally reported, to $2,875,066, a decrease of $342,499. The corresponding changes were increase of retained earnings $342,499. The total stockholders’ equity has no changes.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

20.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Original	Restated
	For the year ended June 30,
ITEMS	2008	2008
Net income	$10,087,039	$10,087,039
Foreign currency translation adjustment	826,474	1,370,833
Comprehensive income	$10,913,513	$11,457,872

As a result of restatement of consolidated income and comprehensive income for the year ended June 30, 2008, comprehensive income increased from $10,913,513 as originally reported, to $11,457,872, an increase of $544,359. The increase comprehensive income was composed of increase $544,359 in foreign currency translation adjustment.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

17.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
Item	Original					Restated
	For the year ended June 30
	2008					2008
					Accumulated					Accumulated
		Additional			Other		Additional			other
	Preferred	Paid-in	Statutory	Retained	Comprehensive	Preferred	paid-in	Statutory	Retained	comprehensive
	Stock	capital	Reserves	earnings	Income	stock	capital	reserves	earnings	Income

Balance, July 1, 2007	$-	$10,462,595	$1,665,187	$7,122,377	$1,145,258	$-	$10,452,168	$1,665,187	$7,122,377	$1,155,685
Reduction of registered capital of a subsidiary	-	-	-	-	-	-	(8,662,637)	-	-	-
Net income	-	-	-	10,087,039	-	-	-	-	10,087,039	-
Reverse acquisition	-	(132,267)	-	-	-	-	243,777	-	-	-
Proceeds from shares issued in private placement, net of transaction costs of $1,275,000	7,342,358	6,382,642	-	-	-	5,916	13,719,084	-	-	-
Appropriations to statutory reserves	-	-	1,552,378	(1,552,378)	-	-	-	1,209,879	(1,209,879)	-
Dividends	-	-	-	(7,742,234)	-	-	7,742,234	-	(7,742,234)	-
Foreign currency translation adjustment	-	-	-	-	826,474	-	-	-	-	1,370,833
Balance, June 30, 2008	$7,342,358	$16,712,970	$3,217,565	$7,914,804	$1,971,732	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518

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

Prior to engaging Albert Wong & Co., CPA, Albert Wong & Co., CPA did not provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from Sherb to Albert Wong & Co. CPA.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment the Company’s management believes that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

The following table sets forth certain information concerning our directors and executive officers:

Directors and Executive Officers	Position/Title	Age

Wang Chen	Chief Executive Officer, Director	45

Guo Wei	Director	43

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

The following table sets forth certain information as of the Closing Date concerning the directors and executive officers of Shengkai:

Directors and Executive Officers	Position/Title	Age

Wang Chen	Chief Executive Officer, Chief Technology Officer, Executive Director	45

Guo Wei	Chief Financial Officer	43

Guo Chuanji	Supervisor	79

He Li	Chief Operating Officer	33

Liu Xiaoqian	Chief Marketing Officer	30

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2008, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that Wang Chen and Li Shaoqing were late in filing Form 4s as related to Mr. Wang’s exercise of his option to purchase all of Mr. Li’s shares of Long Sunny Limited.

Item 11.   Executive Compensation.

The following is a summary of the compensation we paid to our Chief Executive Officer and former Chief Executive Officers, John Vogel and Robert Jordan, for the two years ended June 30, 2009 and 2008. No executive officer received compensation in excess of $100,000 for any of those years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Chen	2009	18,000	-0-	-0-	-0-	-0-	-0-	-0-	18,000
(CEO)(1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

John Vogel	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(former CEO(2)	2008	-0-	-0-	11,100	-0-	-0-	-0-	-0-	11,100

Robert Jordan	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(former CEO)(3)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Wang Chen was appointed CEO and director of the Company on June 9, 2008.
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

The following is a summary of the compensation paid by Shengkai to Wang Chen, its Chief Executive Officer, and Guo Wei, its Chief Financial Officer, for the two years ended June 30, 2009 and 2008, respectively. No other executive officer of Shengkai received compensation in excess of $100,000 for any of those years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Chen (Chief Executive Officer ) (1)	2009	$18,000-	-0-	-0-	-0-	-0-	-0-	-0-	$18,000
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Guo Wei (Chief Financial Officer) (2)	2009	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Wang Chen has been Chief Executive Officer of Shengkai since June 1994. He received $18,000 in the fiscal year ended June 30, 2009 and received no compensation in the fiscal year ended June 20, 2008.

(2)
Guo Wei was appointed Chief Financial Officer of Shengkai in January 2007. She received $15,000 in the fiscal year ended June 30, 2009 and received no compensation in the fiscal year ended June 30, 2008.

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

Compensation of Directors

As of the date of this report, our directors have received no compensation for their service on the board of directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

The executive director for Shengkai is not compensated for his service as executive director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of August 31, 2009.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Preferred Shares (2)(12)		Warrants (3)(14)		Total (4)		Percentage of common stock (%)
Owner of More than 5% of Class

Vision Opportunity China LP 520 Madison Avenue, 12th Floor New York, NY 10022 (5)	672,500	5,915,526	(12)	7,098,632	(12)	13,686,658	(12)	9.9	(12)%

Hare & Co., as custodian for Blue Ridge Investments, LLC 214 N. Tryon Street Charlotte, NC 28255 (6)	0	1,971,842	(12)	2,366,211	(12)	4,338,053	(12)	9.9	(12)%

Long Sunny Limited (7)(8) P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	17,400,000	0		0		17,400,000		78.69%

Li Shaoqing (8) c/o Long Sunny Limited P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	0	0		0		0		0%

Directors and Executive Officers (9)

Mr. Wang Chen (director and current CEO) (10)	17,400,000	0		0		17,400,000		78.69%

Ms. Guo Wei (director) (11)	17,400,000	0		0		17,400,000		78.69%

All Directors and Executive Officers (4 persons)	17,400,000	0		0		17,400,000		78.69%

(1)   In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on August 31, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on August 31, 2009 (22,112,500), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described in note 12 below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)   An aggregate of 7,887,368 Preferred Shares were issued in the Private Placements, of which 5,915,926 shares were issued to Vision Opportunity China LP in the June 2008 Financing and 1,971,842 shares were issued to Blue Ridge Investments, LLC, in the July 2008 Financing. Each Preferred Share is initially convertible, at the option of the holder, into one share of our common stock. Accordingly, in total, as of June 21, 2008, all of the outstanding Preferred Shares are convertible into a total of 7,887,368 shares of our common stock, subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 12 below.

(3)   The purchasers in the Private Placements have also been issued Warrants to purchase up to a total of 9,464,843 shares of our common stock at $3.52 per share (subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 12 below), of which 7,098,632 shares underlie the Warrant issued to Vision Opportunity China LP in the June 2008 Financing and 2,366,211 shares underlie the Warrant issued to Blue Ridge Investments, LLC, in the July 2008 Financing. The Warrants have a term of five years.

(4)   As of August 31, 2009, we had outstanding (i) 22,112,500 shares of common stock, (ii) 7,887,368 Preferred Shares, which were issued to purchasers in the Private Placements, and (iii) Warrants to purchase an aggregate of 9,748,934 shares of common stock at $3.52 per share, including 9,464,843 shares attributable to the purchasers and 284,091 shares attributable to Warrants issued as consideration for consulting services pursuant to the Mass Harmony Agreement described in more detail below.

(5)   Vision Opportunity China LP acquired Preferred Shares convertible into 5,915,526 shares of common stock and Warrants to purchase up to 7,098,632 shares of common stock (each subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 12 below) in the June 2008 Financing that closed on June 11, 2008. Vision Opportunity China LP also owns 672,500 shares of our common stock, which it acquired from prior holders on February 14, 2008.

(6)   Blue Ridge Investments, LLC acquired Preferred Shares convertible into 1,971,842 shares of common stock and Warrants to purchase up to 2,366,211 shares of common stock in the July 2008 Financing that closed on July 18, 2008. Blue Ridge Investments, LLC’s ownership is subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 12 below.

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

(8)   Prior to August 5, 2009, Long Sunny Limited was owned by Li Shaoqing and Wang Chen. Their respective beneficial ownership in the Company was based upon their respective interest in Long Sunny Limited.Since August 5, 2009, pursuant to a call option agreement described in note 10 below, our CEO and director, Mr. Wang Chen, became the beneficial owner of a majority of our stock held by Long Sunny Limited.

(9)   The address of each of the officers and directors named in the table is No. 27, Wang Gang Road, Jin Nan (Shuang Gang) Economic and Technology Development Area, Tianjin, People’s Republic of China 300350.

(10)   Mr. Wang, our new director and CEO and the longstanding chairman and CEO of Shengkai, beneficially owns 17,400,000 shares of our common stock through his 100% interest in our controlling shareholder, Long Sunny Limited.

Prior to August 5, 2009, Mr. Wang beneficially owned 6,960,000 shares through his 40% interest in Long Sunny Limited and 10,440,000 shares of our common stock pursuant to an agreement that gave him the right to own 100% of Long Sunny Limited, the controlling shareholder of our common stock. That agreement is a call option agreement between Mr. Wang and Mr. Li Shaoqing, who previously held 60% of the stock of our controlling shareholder, Long Sunny Limited. Under the agreement, Mr. Wang was granted an option to purchase all of Mr. Li’s stock in Long Sunny Limited at an exercise price of $.01 or $.001 per share, in seven installments over the course of approximately seven months, provided that Shengkai, SK Ceramic Valves and Shen Kun generate a gross revenue of at least RMB 1,500,000 per month during the period commencing June 1, 2008 through December 31, 2008. As of August 5, 2009, Mr. Wang had exercised his option to purchase all of Mr. Li’s stock in Long Sunny Limited, making Mr. Wang the 100% owner of Long Sunny Limited and the indirect beneficial owner of a total of 17,400,000 shares of our common stock owned by Long Sunny Limited.

(11)   Guo Wei is a director as of June 24, 2008. Wang Chen and Ms. Guo are husband and wife. Ms. Guo’s beneficial ownership in the Company is based upon Mr. Wang’s respective interest in Long Sunny Limited.

(12)   Pursuant to the terms of the Warrants and the certificate of designation for the Preferred Shares, at no time may a purchaser of Preferred Shares or Warrants convert or exercise such Purchaser’s Preferred Shares or Warrants into shares of our common stock if the conversion or exercise would result in such Purchaser beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 9.9% of our then issued and outstanding shares of common stock; provided, however, that upon a purchaser providing us with sixty-one (61) days’ notice that such purchaser wishes to waive the cap, then the cap will be of no force or effect with regard to all or a portion of the preferred shares referenced in the waiver notice. The 9.9% beneficial ownership limitation does not prevent a shareholder from selling some of its holdings and then receiving additional shares. Accordingly, each shareholder could exercise and sell more than 9.9% of our common stock without ever at any one time holding more than this limit.

* Under 1 percent of the issued and outstanding shares as of August 31, 2009.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Set forth below are the related party transactions since June 30, 2007, among the Company and its shareholders, officers, and/or directors:

•
Vision Opportunity China LP, which held approximately 43.4% of our outstanding common stock prior to consummation of the June 2008 Financing, had an interest in the June 2008 Financing for the following reasons:

•
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

•
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

•
As part of the June 2008 Financing, Vision Opportunity China LP received rights to have the common stock that is issuable to it upon conversion of its Preferred Shares registered under an effective registration statement filed by the Company with the SEC.

•
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

•	On June 9, 2008, we issued the following shares as compensation for services:

•	5,000 shares of our common stock to Sichenzia Ross Friedman Ference LLP, for legal services rendered.
•	71,250 shares of our common stock to the Law Office of Raul Silvestre & Associates, APLC, for legal services rendered. Raul Silvestre owns Castle Bison, Inc., a shareholder of the Company.
•	6,000 shares of our common stock to John Vogel, our director and former CEO.
•	15,000 shares of our common stock to Robert Scherne, our former Controller.

•
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

Director Independence

The Company currently does not have a director that qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system.  Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our fiscal year ending June 30, 2010.

Item 14.   Principal Accounting Fees and Services

Audit Fee

The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during this fiscal year were approximately $98,000.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firms for audit-related services during the year ended June 30, 2009.

Tax Fees

The Company did not incur any fees from its independent registered public accounting firms for tax compliance or tax consulting services during the year ended June 30, 2009.

All Other Fees

The Company incurred approximately $11,000 in fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended June 30, 2009.

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

(3)	10.4	Escrow Agreement, dated as of June 2, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.5	First Amendment to Escrow Agreement, dated as of June 4, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.6	Engagement Letter Agreement between Shengkai and Aegis Capital Corp., dated May 26, 2008.

(3)	10.7	Equity Pledge Agreement, dated as of May 30, 2008.

(3)	10.8	Exclusive Purchase Option Agreement, dated as of May 30, 2008.

(3)	10.9	Consigned Management Agreement, dated as of May 30, 2008.

(3)	10.10	Loan Agreement, dated as of May 30, 2008.

(3)	10.11	Technology Service Agreement, dated as of May 30, 2008.

(3)	10.12	Financial Consulting Agreement, dated as of September 16, 2007 between Shengkai and Mass Harmony Asset Management Limited.

(3)	10.13	Assignment of Intellectual Property, dated as of June 9, 2008 between the company and Michael Jordan.

(4)	10.14	Supplementary Agreement dated as of July 3, 2008 to the Equity Pledge Agreement dated as of May 30, 2008.

(4)	10.15	Securities Escrow Agreement, dated as of July 18, 2008, by and between the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.16	Second Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Vision Opportunity China LP.

(5)	10.17	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Vision Opportunity China LP, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.18	First Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Blue Ridge Investments, LLC.

(5)	10.19	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(6)	10.20	Land Use Agreement dated January 23, 2009, between Shengkai (Tianjin) Ceramic Valves Co., Ltd. and Tianjin Airport Industrial Park Land Bureau.

(3)	21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on May 26, 2005.
(2)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on June 23, 2008.
(4)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 24, 2008.
(5)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 31, 2008.
(6)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on February 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tianjin, PRC, on the 2nd day of September, 2009.

SHENGKAI INNOVATIONS, INC.

By:	/s/ Wang Chen
Wang Chen
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Wang Chen	September 2, 2009
Wang Chen
Chief Executive Officer and Director

/s/ Guo Wei	September 2, 2009
Guo Wei
Director