Form 10-Q
period 2009-09-30
Shengkai Innovations, Inc.
filed 2009-11-16
CIK 1327364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,362,500 shares of common stock, $.001 par value, were outstanding as of November 2, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

SHENGKAI INNOVATIONS, INC.

(F/K/A SOUTHERN SAUCE COMPANY, INC.)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Stated in US dollars) (Unaudited)

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	5

CONSOLIDATED BALANCE SHEETS	6 – 7

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	8

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	9

CONSOLIDATED STATEMENTS OF CASH FLOWS	10 – 11

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS	12 – 32

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
(F/K/A Southern Sauce Company, Inc.)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, and the related consolidated statements of income, stockholders’ equity and cash flows of Shengkai Innovations, Inc. and consolidated subsidiaries as of September 30, 2009 and 2008, and for the three-month period then ended. These interim financial information statements are the responsibility of the company's management.

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

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co.
November 12, 2009	Certified Public Accountants

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 AND JUNE 30, 2009
(Stated in US Dollars) (Unaudited)

	Note	September 30, 2009	June 30, 2009
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$41,075,839	$38,988,958
Pledged deposits	4	1,688,592	940,488
Trade receivables		5,750,679	4,061,706
Notes receivable		292,500	292,193
Other receivables	5	83,752	22,979
Prepaid VAT		-	194,535
Advances to suppliers		849,738	328,785
Inventories	6	885,818	907,799
Total current assets		$50,626,918	$45,737,443
Plant and equipment, net	7	5,243,448	5,173,269
Intangible assets, net	8	9,122,955	9,342,322

TOTAL ASSETS		$64,993,321	$60,253,034

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$373,193	$984,561
Accounts payable		1,601,150	1,121,185
Advances from customers		1,191,885	242,986
Other payables	9	912,437	794,754
Accruals		18,860	131,581
Income tax payable		1,280,659	1,471,380

Total current liabilities		$5,378,184	$4,746,447

TOTAL LIABILITIES		$5,378,184	$4,746,447

Commitments and contingencies	15	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2009 AND JUNE 30, 2009
(Stated in US Dollars) (Unaudited)

	Note	September 30, 2009	June 30, 2009
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized ; 7,637,368 and 7,887,368 issued and outstanding as of September 30, 2009 and June 30, 2009 respectively.	10	$7,637	$7,887
Common stock - $0.001 par value 50,000,000 shares authorized; 22,362,500 and 22,112,500 shares issued and outstanding as of September 30, 2009 and June 30, 2009 respectively.	11	22,363	22,113
Additional paid-in capital	11	30,666,631	30,666,631
Statutory reserves		4,693,020	4,693,020
Retained earnings		21,505,304	17,456,857
Accumulated other comprehensive income		2,720,182	2,660,079

		$59,615,137	$55,506,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$64,993,321	$60,253,034

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

		Three months ended September 30,
	Note	2009	2008

Net revenues		$11,110,169	$9,197,247
Cost of sales		(4,320,091)	(3,607,574)

Gross profit		$6,790,078	$5,589,673

Operating expenses:
Selling		(1,001,612)	(870,837)
General and administrative		(747,728)	(596,486)

Operating income		$5,040,738	$4,122,350
Other income		-	7,316
Interest income		287,712	22,846

Income before income taxes		$5,328,450	$4,152,512
Income taxes	12	(1,280,003)	(1,026,195)

Net income		$4,048,447	$3,126,317
Foreign currency translation adjustment		60,103	68,906

Comprehensive income		$4,108,550	$3,195,223

Basic earnings per share	13	$0.181	$0.026
Diluted earnings per share	13	$0.135	$0.019
Basic weighted average share outstanding	13	22,362,500	22,122,500
Diluted weighted average share outstanding	13	29,999,868	29,999,868

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEAR ENDED JUNE 30, 2009 AND THREE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars) (Unaudited)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	Income	Total

Balance, June 30, 2008	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542
Net income	-	-	-	-	-	13,577,694	-	13,577,694
Proceeds from shares issued in private placement, net of transaction costs of $386,210	-	-	1,971	4,611,819	-	-	-	4,613,790
Appropriations to statutory reserves	-	-	-	-	1,817,954	(1,817,954)	-	-
Dividends	-	-	-	2,560,186	-	(2,560,186)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	133,561	133,561

Balance, June 30, 2009	22,112,500	$22,113	$7,887	$30,666,631	$4,693,020	$17,456,857	$2,660,079	$55,506,587

Balance, June 30, 2009	22,112,500	$22,113	$7,887	$30,666,631	$4,693,020	$17,456,857	$2,660,079	$55,506,587
Net income	-	-	-	-	-	4,048,447	-	4,048,447
Appropriations to statutory reserves	-	-	-	-	-	-	-	-
Conversion of preferred stock	250,000	250	(250)	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	60,103	60,103

Balance, September 30, 2009	22,362,500	$22,363	$7,637	$30,666,631	$4,693,020	$21,505,304	$2,720,182	$59,615,137

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

	Three months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$4,048,447	$3,126,317
Depreciation	104,109	41,441
Amortization	229,088	191,276

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(1,683,834)	(215,801)
Notes receivable	-	(5,836)
Other receivables	(60,718)	(2,046)
Prepaid VAT	194,640	-
Deposits and prepaid expenses	-	922
Advances to suppliers	(520,340)	(252,809)
Inventories	22,925	(482,758)
Notes payable	(612,092)	63,440
Accounts payable	478,539	405,842
Advances from customers	948,159	106,293
Other payables	116,787	105,232
Accruals	(112,802)	29,073
Income tax payable	(192,172)	72,544
Net cash provided by operating activities	$2,960,736	$3,183,130

Cash flows from investing activities
Purchase of property, plant and equipment	$(168,807)	$(60,076)
Deposit for land use right auction	-	(379,400)
Increase in pledged deposits	(747,158)	(48,847)
Net cash used in investing activities	$(915,965)	$(488,323)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $386,210	$-	$4,613,790
Net cash provided by financing activities	$-	$4,613,790

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

	2009	2008

Net cash and cash equivalents sourced	$2,044,771	$7,308,597

Effect of foreign currency translation on cash and cash equivalents	42,110	31,602

Cash and cash equivalents–beginning of year	38,988,958	21,313,484
Cash and cash equivalents–end of year	$41,075,839	$28,653,683

Supplementary cash flow information:

Interest received	$287,712	$22,846

Tax paid	1,472,175	953,651

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

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

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of the Company and Shen Kun. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of the Company and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of income include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd for the period ended September 30, 2009 and 2008.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Pledged deposits represents deposits on account to secure notes payable and deposit for investor relation or public relation affairs as at the period ended September 30, 2009 and June 30, 2009 respectively.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC350. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

(i)	Inventories

Inventories consist of finished goods, work in progress and raw materials, and stated at the lower of cost or market value. Substantially all inventory costs are determined using the weighted average basis. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead. The management regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required.

(j)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC and Hong Kong. The Company does not maintain any bank accounts in the United States of America.

	September 30, 2009	June 30, 2009
Cash on hand	$1,832	$6,236
Bank of China	16,958	21,081
Industrial and Commercial Bank of China	3,381,524	750,757
Industrial Bank Co. Ltd.	2,078,008	2,962,345
Shanghai Pudong Development Bank	35,581,883	35,232,842
The Hong Kong and Shanghai Banking
Corporation Limited	15,634	15,697

	$41,075,839	$38,988,958

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

(m)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the three months ended September 30, 2009 and 2008 were $158,148 and $109,891 respectively.

(n)	Retirement benefit plans

The employees of the Company are members of a state-managed retirement benefit plan operated by the government of the PRC.  The Company is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits.  The only obligation of the Company with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in and the general and administrative expenses for the three months ended September 30, 2009 and 2008 were $35,880 and $21,120 respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Income tax

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

(p)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

September 30, 2009
Balance sheet	RMB 6.83760 to US$1.00
Statement of income and comprehensive income	RMB 6.84110 to US$1.00

June 30, 2009
Balance sheet	RMB 6.84480 to US$1.00
Statement of income and comprehensive income	RMB 6.84819 to US$1.00

September 30, 2008
Balance sheet	RMB 6.85510 to US$1.00
Statement of income	RMB 6.85292 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SHENGKAI INNOVATIONS, INC.

(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC.  Total cash in the banks at September 30, 2009 and June 30, 2009 amounted to $41,074,007 and $38,982,722 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

(r)	Statutory reserves

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $4,693,020 as of September 30, 2009 and June 30, 2009.

(s)	Comprehensive income

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Recently Implemented Standards (Continued)

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recently Issued Standards

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u)	Recently Issued Standards (Continued)

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of September 30, 2009 and June 30, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30, 2009 and June 30, 2009, almost all the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. A minimal bank deposit was maintained with the bank in Hong Kong.

For the three months ended September 30, 2009 and 2008, more than 99% of the Group’s sales were generated from the PRC. In addition, nearly all accounts receivable as of September 30, 2009 and June 30, 2008, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the three months ended September 30, 2009 and 2008, there was no customer who accounts for 10% or more of the Group’s revenue.

Details of customer account for 10% or more of the Group’s accounts receivable were as follows:

	September 30, 2009	June 30, 2009

Customer A	$-	$655,755
Customer B	-	438,067

As at September 30, 2009, there was no customer who accounts for 10% or more of the Group’s accounts receivable.

4.	PLEDGED DEPOSITS

Pledged deposits as of September 30, 2009 and June 30, 2008 were restricted cash kept in purpose of investor relation or public relation affairs and to secure notes payable respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

5.	OTHER RECEIVABLES

	September 30, 2009	June 30, 2009

Disbursement and advances to employee	$14,129	$12,268
Tender deposits	64,350	$10,227
Sundry	5,273	$484

	$83,752	$22,979

6.	INVENTORIES

Inventories comprise the followings:

	September 30, 2009	June 30, 2009

Finished goods	$240,591	$236,574
Work in process	29,729	49,607
Raw materials	615,498	621,618

	$885,818	$907,799

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

7.	PLANT AND EQUIPMENT, NET

	September 30, 2009	June 30, 2009
At cost
Buildings	$2,053,140	$2,050,980
Machinery and equipment	3,060,665	3,056,646
Office equipment	168,291	166,748
Motor vehicles	484,832	416,163

	$5,766,928	$5,690,537
Less: accumulated depreciation	(937,123)	(832,085)

	$4,829,805	$4,858,452

Construction in progress	413,643	314,817

	5,243,448	5,173,269

Depreciation expenses included in the cost of sales for the three months ended September 30, 2009 and 2008 were $87,588 and $27,379 respectively; and in the general and administrative expenses for the three months ended September 30, 2009 and 2008 were $16,521 and $14,062 respectively.

Construction in progress represents direct costs of construction incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.  Capital commitments in respect of these projects are $20,236,578 at September 30, 2009.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

8.	INTANGIBLE ASSETS, NET

	September 30, 2009	June 30, 2009

Land use rights, at cost	$2,791,305	$2,788,369
Less: accumulated amortization	(307,499)	(302,714)

	2,483,806	2,485,655

Patent rights, at costs	7,458,758	7,450,912
Less: accumulated amortization	(2,274,190)	(2,085,525)

	5,184,568	5,365,387

Others, at costs	1,519,935	1,518,336
Less: accumulated amortization	(65,354)	(27,056)

	1,454,581	1,491,280

	$9,122,955	$9,342,322

Amortization expenses included in the general and administrative expenses for the three months ended September 30, 2009 and 2008 were $229,088and $191,276 respectively.

9.	OTHER PAYABLES

	September 30, 2009	June 30, 2009

Commission payables	$299,080	$312,365
Expense payables	29,621	12,389
Deposit for project	121,005	467,508
Sundry PRC taxes payables	461,854	-
Sundry	877	2,492

	$912,437	$794,754

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

10.	PREFERRED STOCK AND WARRANTS (Continued)

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. The common stock is $22,363 and $22,113 with paid-in capital $30,666,631 as of September 30, 2009 and 2008 respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the three months ended September 30,
	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	25%

Provision for income tax	25%	25%

(b)	The PRC Enterprise Income Tax rate was changed to 25% from 33% since January 1, 2008. The effective tax rate for the three months ended September 30,2009 and 2008 both were 25%.

Income before income tax expenses of $5,328,450, and $4,152,512 for the three months ended September 30, 2009 and 2008 respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for the three months ended September 30, 2009, and 2008 are $1,280,003, and $1,026,195, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

13.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended September 30,
	2009	2008
Earnings:

Net income for the year	$4,048,447	$3,126,317
Non-Cash Dividends on convertible preferred stock	-	(2,560,186)

Earnings for the purpose of basic
earnings per share	$4,048,447	$566,131

Effect of dilutive potential common stock	-	-

Earnings for the purpose of dilutive
earnings per share	$4,048,447	$566,131

Number of shares:

Weighted average number of common
stock for the purpose of basic earnings
per share	22,362,500	22,112,500
Effect of dilutive potential common stock
- conversion of convertible preferred stock	7,637,368	7,887,368

Weighted average number of common
stock for the purpose of dilutive earnings
per share	29,999,868	29,999,868

Earnings per share:

Basic earnings per share	$0.181	$0.026

Dilutive earnings per share	$0.135	$0.019

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

A new manufacturing facility and a headquarters’ building are under construction on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts including the main superstructure were executed. The total amount of executed contracts was $20,650,221 (RMB141,197,951) of which $413,643 (RMB2,828,323) was paid as at September 30, 2009. The balance of $20,236,578 (RMB138,369,628) will be settled within one year.

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

 As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 23, 2008, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Shengkai Industrial Technology Development Co., Ltd, a company organized under the laws of the PRC that designs, manufactures and sells ceramic valves. Because Shengkai Industrial Technology Development Co., Ltd.’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Shengkai Industrial Technology Development Co., Ltd., comparing its results in the three months ended September 30, 2009 to the three months ended September 30, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three months ended September 30, 2009 and 2008 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations

 Comparison of the Three Months Ended September 30, 2009 and 2008

Revenue

Revenue for the three months ended September 30, 2009 was $11,110,169, an increase of $1,912,922 or 20.8% from $9,197,247 for the comparable period in 2008.  Approximately 94.5% of our sources of revenue came from customers in the electric power, petrochemical and chemical industries. The electric power industry was still the most significant market contributor to our revenue, contributing approximately 70.3% of total revenue for the three months ended September 30, 2009. Revenue from the electric power industry was approximately $7.8 million for the three months ended September 30, 2009, an increase of approximately $0.8 million or 11.4% from approximately $7.0 million for the comparable period in 2008. The increase was primarily attributable to the increase of sales in our new series of products  and increased orders from existing customers. The new series of production include ceramic control valves and high temperature and high pressure globe valves. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $2.7 million  for the three months ended September 30, 2009, an increase of approximately $1.3 million or 92.9% from approximately $1.4 million  for the comparable period in 2008.  Revenue from other industries, including the aluminum and  metallurgy industries, was approximately $0.6 million for the three months ended September 30, 2009, a decrease of approximately $0.2 million  or 25% from approximately $0.8 million for the comparable period in 2008.

At present we are still experiencing a deficiency of production capacity. A new manufacturing facility is under construction  and the manufacturing plant is expected to be completed during the first quarter of calendar year 2010. Completion of the Company’s headquarters building is estimated to be in the second quarter of calendar year 2010.

Gross Profit

Gross profit for the three months ended September 30, 2009 was $6,790,078, an increase of $1,200,405 or 21.5% compared to $5,589,673 for the comparable period in 2008. The gross profit margin for the three months ended September 30, 2009 also increased to 61.1% from 60.8% for the comparable period in 2008. The increase was primarily attributable to the fact that we slightly increased our selling price during the period.

Selling Expenses

Selling expenses for the three months ended September 30, 2009 was $1,001,612, an increase of $130,775 or 15.0%, from $870,837 for the comparable period in 2008. The major selling expense was commission paid to agents for introducing business to us, which totaled approximately $0.9 million for the three months ended September 30, 2009, an increase of approximately $0.2 million or 28.6% from approximately $0.7 million the three months ended September 30, 2008. Another major selling expense was exhibition and seminar expense, which was $49,434 for the three months ended September 30, 2009, a decrease of $30,594 from $80,028 for the three months ended September 30, 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 was $747,728, an increase of $151,242 or 25.4% compared to $596,486 for the comparable period in 2008. The increase was primarily attributable to research and development, from $109,891to $158,148 over the comparable periods of 2008 and 2009, an increase of $48,257 or 43.9%.  Another reason was the increase in expenses incurred in connectionwith the fulfillment of certain listing requirements including legal advisory fees, investment relation expenses, and the recruitment of new personnel.

Interest expense

There was no interest expense for the three months ended September 30, 2009. No short or long term loans were outstanding for the three months ended September 30, 2009.

Income Tax Expenses

Income tax for the three months ended September 30, 2009 was $1,280,003, an increase of $253,808 or 24.7%  from $1,026,195 for the comparable period in 2008. The effective tax rates were 25% for the three months ended September 30, 2009 and 2008 respectively. The PRC government decreased the income tax rate on enterprises from 33% to 25% with effect from January 1, 2008.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended September 30, 2009 was $38,988,958 and increased to $41,075,839 by the end of the period, an increase of $2,086,881 or 5.4%. The net change in cash and cash equivalents represented a decrease of $5,253,318 or 71.6% from $7,340,199 for the comparable period in 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $2,960,736 for the three months ended September 30, 2009, a decrease of $222,394 or 7.0% from $3,183,130 for the comparable period in 2008. Net income increased $922,130 or 29.5% from $3,126,317 for the comparable period in 2008. On the other hand, the change in trade receivable increased by $1,468,033 over the three months ended September 30, 2008 and 2009. The decrease in cash from operating activities was also the result of a decrease of notes payable over the comparable periods.

Net cash used in investing activities

Net cash used in investing activities was $915,965 for the three months ended September 30, 2009, compared to $488,323 for the three months ended September 30, 2008, an increase of $427,642 or 87.6%.

Net cash used in financing activities

There were no financing activities for the three months ended September 30, 2009. Net cash provided by financing activities was $4,613,790 for the three months ended September 30, 2008, which was attributable to the completion of our second private placement in July 2008.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price was $1.8 million (approximately RMB12.6 million). We signed a formal contract was signed with the government on Jan 23, 2009 and pursuant to the contractpaid the bid price in full by Mar 25, 2009. The land was purchased with plans to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity.  Expenditures made under related construction contracts totaled $20,650,221 (RMB141,197,951), of which $413,643 (RMB2,828,323) was paid as of September 30, 2009. The balance of $$20,236,578 (RMB138,369,628) will be settled within one year. In order to complete such expansion of production capacity, we would need to substantially increase our capital expenditures.

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

The following table summarizes our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$20,236,578	$20,236,578	$-

(1) Capital expenditure is commitment for the construction of a new manufacturing facility. See Note 15 - Commitment and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters building. The total amount of executed contracts was $20,650,221, of which $413,643 was paid as at the period ended September 30, 2009. The construction of both the manufacturing facility and the headquarters building is estimated to be completed during this fiscal year.

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

New Financial Accounting Pronouncements

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2009. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2009.  Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SHENGKAI INNOVATIONS, INC.

Date: November 16, 2009	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer and Director (principal executive officer, principal financial officer, and principal accounting officer )