Form 10-Q
period 2009-12-31
Shengkai Innovations, Inc.
filed 2010-02-11
CIK 1327364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: 001-34587

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,012,500 shares of common stock, $.001 par value, were outstanding as of February 10, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	4

CONSOLIDATED BALANCE SHEETS	5 – 6

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME	7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	8

CONSOLIDATED STATEMENTS OF CASH FLOWS	9 – 10

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS	11 – 31

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
(F/K/A Southern Sauce Company, Inc.)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets, and the related consolidated statements of income, stockholders’ equity and cash flows of Shengkai Innovations, Inc. and consolidated subsidiaries as of December 31, 2009 and 2008, and for the six-month period then ended. These interim financial information statements are the responsibility of the company's management.

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

Hong Kong, China	Albert Wong & Co.
February 9, 2009	Certified Public Accountants

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009 AND JUNE 30, 2009
(Stated in US Dollars) (Unaudited)

	Note	December 31, 2009	June 30, 2009
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$37,160,406	$38,988,958
Pledged deposits	4	4,959,811	940,488
Trade receivables		6,558,667	4,061,706
Notes receivable		14,626	292,193
Other receivables	5	40,354	22,979
Prepaid VAT		-	194,535
Advances to suppliers		880,196	328,785
Inventories	6	903,820	907,799
Total current assets		$50,517,880	$45,737,443
Plant and equipment, net	7	12,425,112	5,173,269
Intangible assets, net	8	8,894,270	9,342,322
TOTAL ASSETS		$71,837,262	$60,253,034
LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$2,278,965	$984,561
Accounts payable		1,971,770	1,121,185
Advances from customers		1,285,956	242,986
Other payables	9	1,087,502	794,754
Accruals		75,746	131,581
Income tax payable		1,387,544	1,471,380
Total current liabilities		$8,087,483	$4,746,447
TOTAL LIABILITIES		$8,087,483	$4,746,447

Commitments and contingencies	15	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2009 AND JUNE 30, 2009
(Stated in US Dollars) (Unaudited)

	Note	December 31, 2009	June 30, 2009
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value
15,000,000 share authorized ;
7,187,368 and 7,887,368 issued
and outstanding as of December 31,
2009 and June 30, 2009 respectively.	10	$7,187	$7,887
Common stock - $0.001 par value
50,000,000 shares authorized;
22,812,500 and 22,112,500 shares
issued and outstanding as of December 31,
2009 and June 30, 2009 respectively.	11	22,813	22,113
Additional paid-in capital	11	30,666,631	30,666,631
Statutory reserves		7,081,706	4,693,020
Retained earnings		23,261,697	17,456,857
Accumulated other comprehensive
income		2,709,745	2,660,079
		$63,749,779	$55,506,587
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$71,837,262	$60,253,034

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

		Six months ended December 31,		Three months ended December 31,
	Notes	2009	2008	2009	2008

Net revenues		$23,652,020	$17,340,054	$12,541,851	$8,142,807
Cost of sales		(9,482,017)	(7,011,661)	(5,161,926)	(3,404,087)
Gross profit		$14,170,003	$10,328,393	$7,379,925	$4,738,720
Operating expenses:
Selling		(2,117,990)	(1,756,476)	(1,116,378)	(885,639)
General and administrative		(1,514,850)	(1,102,185)	(767,122)	(505,699)
Operating income		$10,537,163	$7,469,732	$5,496,425	$3,347,382
Other income		15,595	7,316	15,595	-
Interest income		308,511	66,111	20,799	43,265
Income before income tax		$10,861,269	$7,543,159	$5,532,819	$3,390,647

Income tax	12	(2,667,743)	(1,884,281)	(1,387,740)	(858,086)
Net income		$8,193,526	$5,658,878	$4,145,079	$2,532,561

Basic earnings per share	13	$0.366	$0.140	$0.184	$0.115

Diluted earnings per share	13	$0.265	$0.103	$0.130	$0.084
Basic weighted average share
outstanding	13	22,382,719	22,112,500	22,570,742	22,112,500
Diluted weighted average
share outstanding	13	30,923,656	29,999,868	31,999,449	29,999,868

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEAR ENDED JUNE 30, 2009 AND SIX MONTHS ENDED DECEMBER 31, 2009
(Stated in US Dollars) (Unaudited)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	Income	Total

Balance, June 30, 2008	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542
Net income	-	-	-	-	-	13,577,694	-	13,577,694
Proceeds from shares
issued in private
placement, net of
transaction costs of
$386,210	-	-	1,971	4,611,819	-	-	-	4,613,790
Appropriations to
statutory reserves	-	-	-	-	1,817,954	(1,817,954)	-	-
Dividends	-	-	-	2,560,186	-	(2,560,186)	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	133,561	133,561
Balance, June 30, 2009	22,112,500	$22,113	$7,887	$30,666,631	$4,693,020	$17,456,857	$2,660,079	$55,506,587
Balance, June 30, 2009	22,112,500	$22,113	$7,887	$30,666,631	$4,693,020	$17,456,857	$2,660,079	$55,506,587
Net income	-	-	-	-	-	8,193,526	-	8,193,526
Appropriations to
statutory reserves	-	-	-	-	2,388,686	(2,388,686)	-	-
Conversion of
preferred stock	700,000	700	(700)	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	49,666	49,666
Balance, December 31, 2009	22,812,500	$22,813	$7,187	$30,666,631	$7,081,706	$23,261,697	$2,709,745	$63,749,779

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

	six months ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$8,193,526	$5,658,878
Depreciation	209,176	83,329
Amortization	458,345	382,544

Adjustments to reconcile net income to net
cash provided by operating activities:
Trade receivables	(2,491,947)	(262,560)
Notes receivable	277,836	8,756
Other receivables	(17,346)	9,631
Prepaid VAT	194,712	-
Deposits and prepaid expenses	-	2,550
Advances to suppliers	(550,935)	(266,158)
Inventories	4,987	(544,614)
Notes payable	1,293,051	128,862
Accounts payable	849,169	(36,621)
Advances from customers	1,042,491	200,458
Other payables	291,807	(13,607)
Accruals	(55,970)	(4,541)
Income tax payable	(85,454)	(95,522)
Net cash provided by operating activities	$9,613,448	$5,251,385

Cash flows from investing activities
Purchase of property, plant and equipment	$(7,453,817)	$(103,563)
Deposit for land use right auction	-	(379,392)
Increase in pledged deposits	(4,017,931)	(128,862)
Net cash used in investing activities	$(11,471,748)	$(611,817)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs
of $386,210	$-	$4,613,790
Net cash provided by financing activities	$-	$4,613,790

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars) (Unaudited)

	2009	2008

Net cash and cash equivalents (used) / sourced	$(1,858,300)	$9,253,358

Effect of foreign currency translation on cash
and cash equivalents	29,748	34,982

Cash and cash equivalents–beginning of the period	38,988,958	21,313,484
Cash and cash equivalents–end of the period	$37,160,406	$30,601,824

Supplementary cash flow information:

Interest received	$308,511	$66,111

Tax paid	$2,753,197	$1,979,803

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of the Company and Shen Kun. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of the Company and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of income include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd for the period ended December 31, 2009 and 2008.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

Pledged deposits represents deposits on account to secure notes payable and deposit for investor relation or public relation affairs as at the period ended December 31, 2009 and June 30, 2009 respectively.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

The Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. The Company maintains bank accounts in the PRC and Hong Kong. The Company does not maintain any bank accounts in the United States of America.

	December 31, 2009	June 30, 2009
Cash on hand	$1,699	$6,236
Bank of China	21,718	21,081
Industrial and Commercial Bank of China	638,982	750,757
Industrial Bank Co. Ltd.	2,252,418	2,962,345
Shanghai Pudong Development Bank	34,229,985	35,232,842
The Hong Kong and Shanghai Banking
Corporation Limited	15,604	15,697
	$37,160,406	$38,988,958

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the six months ended December 31, 2009 and 2008 were $347,107 and $222,167 respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in and the general and administrative expenses for the six months ended December 31, 2009 and 2008 were $61,399 and $34,043 respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

December 31, 2009
Balance sheet	RMB 6.83720 to US$1.00
Statement of income and comprehensive income	RMB 6.83857 to US$1.00

June 30, 2009
Balance sheet	RMB 6.84480 to US$1.00
Statement of income and comprehensive income	RMB 6.84819 to US$1.00

December 31, 2008
Balance sheet	RMB 6.85420 to US$1.00
Statement of income	RMB 6.85307 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained within PRC.  Total cash in the banks at December 31, 2009 and June 30, 2009 amounted to $37,158,707 and $38,982,722 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $7,081,706 and $4,693,020 respectively as of December 31, 2009 and June 30, 2009.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

3.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of December 31, 2009 and June 30, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31, 2009 and June 30, 2009, almost all the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. A minimal bank deposit was maintained with the bank in Hong Kong.

For the six months ended December 31, 2009 and 2008, more than 99% of the Group’s sales were generated from the PRC. In addition, nearly all accounts receivable as of December 31, 2009 and June 30, 2008, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the six months ended December 31, 2009 and 2008, there was no customer who accounts for 10% or more of the Group’s revenue.

Details of customer account for 10% or more of the Group’s accounts receivable were as follows:

	December 31, 2009	June 30, 2009

Customer A	$-	$655,755

Customer B	-	438,067

As at December 31, 2009, there was no customer who accounts for 10% or more of the Group’s accounts receivable.

4.      PLEDGED DEPOSITS

Pledged deposits as of December 31, 2009 and June 30, 2008 were restricted cash kept in purpose of investor relation or public relation affairs and to secure notes payable respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

5.      OTHER RECEIVABLES

	December 31, 2009	June 30, 2009

Disbursement and advances to employee	$19,144	$12,268
Tender deposits	17,551	$10,227
Sundry	3,659	$484
	$40,354	$22,979

6.      INVENTORIES

Inventories comprise the followings:

	December 31, 2009	June 30, 2009

Finished goods	$306,754	$236,574
Work in process	56,321	49,607
Raw materials	540,745	621,618
	$903,820	$907,799

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

7.      PLANT AND EQUIPMENT, NET

	December 31, 2009	June 30, 2009
At cost
Buildings	$2,053,260	$2,050,980
Machinery and equipment	3,078,651	3,056,646
Office equipment	171,974	166,748
Motor vehicles	484,861	416,163
	$5,788,746	$5,690,537
Less: accumulated depreciation	(1,042,228)	(832,085)
	$4,746,518	$4,858,452

Construction in progress	7,678,594	314,817
	12,425,112	5,173,269

Depreciation expenses included in the cost of sales for the six months ended December 31, 2009 and 2008 were $175,531 and $54,547 respectively; and in the general and administrative expenses for the six months ended December 31, 2009 and 2008 were $33,645 and $28,782 respectively.

Construction in progress represents direct costs of construction incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.  Capital commitments in respect of these projects are $19,032,056 at December 31, 2009.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

8.	INTANGIBLE ASSETS, NET

	December 31, 2009	June 30, 2009

Land use rights, at cost	$2,791,468	$2,788,369
Less: accumulated amortization	(311,983)	(302,714)
	2,479,485	2,485,655
Patent rights, at costs	7,459,194	7,450,912
Less: accumulated amortization	(2,460,803)	(2,085,525)
	4,998,391	5,365,387
Others, at costs	1,520,024	1,518,336
Less: accumulated amortization	(103,630)	(27,056)
	1,416,394	1,491,280
	$8,894,270	$9,342,322

Amortization expenses included in the general and administrative expenses for the six months ended December 31, 2009 and 2008 were $458,345 and $382,544 respectively.

9.	OTHER PAYABLES

	December 31, 2009	June 30, 2009

Commission payables	$401,782	$312,365
Expense payables	17,829	12,389
Deposit for project	121,597	467,508
Sundry PRC taxes payables	526,484	-
Sundry	19,810	2,492

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

11.  CAPITALIZATION

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. During the six months ended December 31, 2009, 700,000 shares of common stocks were converted from preferred stocks. The common stocks are $22,813 and $22,113 with paid-in capital $30,666,631 as of December 31, 2009 and June 30, 2008 respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the six months ended December 31,
	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	25%	25%

Provision for income tax	25%	25%

(b)	The effective tax rate for the six months ended December 31, 2009 and 2008 both were 25%.

Income before income tax expenses of $10,861,269 and $7,543,159 for the six months ended December 31, 2009 and 2008 respectively, was attributed to subsidiaries with operations in China. Income tax expense related to China income for the six months ended December 31, 2009, and 2008 are $2,667,743 and $1,884,281, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

13.	EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended December 31,		For the three months ended December 31,
	2009	2008	2009	2008
Earnings:

Net income for the year	$8,193,526	$5,658,878	$4,145,079	2,532,561

Non-Cash Dividends on convertible preferred stock	-	(2,560,186)	-	-

Earnings for the purpose of basic earnings per share	$8,193,526	$3,098,692	$4,145,079	$2,532,561

Effect of dilutive potential common stock	-	-	-	-

Earnings for the purpose of dilutive earnings per share	$8,193,526	$3,098,692	$4,145,079	$2,532,561

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	22,382,719	22,112,500	22,570,742	22,112,500
Effect of dilutive potential common stock
-Conversion of Series A convertible	-	-	-	-
preferred stock	7,187,368	7,887,368	7,187,368	7,887,368
-Conversion of A Warrant	1,353,569	-	2,241,339	-

Weighted average number of common stock for the purpose of dilutive earnings per share	30,923,656	29,999,868	31,999,449	29,999,868

Earnings per share:

Basic earnings per share	$0.366	$0.140	$0.184	$0.115

Dilutive earnings per share	$0.265	$0.103	$0.130	$0.084

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

A new manufacturing facility and a headquarters’ building are under construction on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts including the main superstructure were executed. The total amount of executed contracts was $26,710,649 (RMB182,626,051) of which $7,678,593 (RMB52,500,079) was paid as at December 31, 2009. The balance of $19,032,056 (RMB130,125,972) will be settled within one year.

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

 As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 23, 2008, the Company ceased to be a shell company and became a holding company for entities that, through contractual relationships, control the business of Shengkai Industrial Technology Development Co., Ltd, a company organized under the laws of the PRC that designs, manufactures and sells ceramic valves. Because Shengkai Industrial Technology Development Co., Ltd.’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of Shengkai Industrial Technology Development Co., Ltd., comparing its results in the three months and six months ended December 31, 2009 to the three months ended December 31, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three months and six months ended December 31, 2009 and 2008 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

Shengkai, the entity through which we run our operations, is a prominent ceramic valve manufacturer. We have more than 15 years of experience and possess a unique method for creating ceramic valves.

We believe that Shengkai is the one of the few ceramic valve manufacturers in the world with research, development, engineering, and production capacity for structural ceramics. Shengkai’s product categories include a broad range of valves in all industries that are sold throughout China, to North America, and other countries in the Asia-Pacific region. Having over 300 customers, Shengkai became a supplier of the CPCC in 2005 and a member of the PetroChina supply network in 2006, after a six-year application process.

Results of Operations

Comparison of the Three Months Ended December 31, 2009 and 2008

Revenue

Revenue for the three months ended December 31, 2009 was $12,541,851, an increase of $4,399,044 or 54.0% from $8,142,807 for the comparable period in 2008. The product output has increased due to improved ceramic production technology to shorten the production cycle of some kinds of the ceramic pieces. Approximately 93.6% of our source of revenue came from customers in the electric power, petrochemical and chemical for the past three months. The electric power industry was still the significant market to our revenue, contributing approximately 68.8% of total revenue for the three months ended December 31, 2009. Revenue from the electric power industry was approximately $8.6 million for the three months ended December 31, 2009, an increase of approximately $2.1 million or 32.3% from approximately $6.5 million  for the comparable period in 2008. The increase was primarily attributable to the broadening of our customer base  and increased orders from existing customers. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $3.1 million for the three months ended December 31, 2009, an increase of approximately $1.6 million or 106.7% from approximately $1.5 million for the comparable period in 2008.  The increase was primarily due to our hightened effort to develop the market ofthe petrochemical industry. Revenue from other industries, including the aluminum and  metallurgy industries, was approximately $0.8 million for the three months ended December 31, 2009, an increase of approximately $0.7 million or 700.0% from approximately $0.1 million for the comparable period in 2008.

At present we are still experiencing a deficiency of production capacity. A new manufacturing facility is under construction  and the manufacturing plant is expected to be completed during the second quarter of calendar year 2010.

Gross Profit

Gross profit for the three months ended December 31, 2009 was $7,379,925, an increase of $2,641,205 or 55.7% compared to $4,738,720 for the comparable period in 2008. The gross profit margin for the three months ended December 31, 2009 slightly increased from 58.2% to 58.8% for the comparable period in 2008. The gross profit margin over these two comparable periods were relatively stable.

Selling Expenses

Selling expenses for the three months ended December 31, 2009 was $1,116,378, an increase of $230,739 or 26.1%, from $885,639 for the comparable period in 2008. The major selling expense was attributable to commission paid to the agents for introducing new sales, which was approximately $1.0 million for the three months ended December 31, 2009, an increase of approximately $0.3 million or 42.9% from approximately $0.7 million for the comparable period in 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2009 were $767,122, an increase of $261,423 or 51.7% compared to $505,699 for the comparable period in 2008. The increase was primarily attributable to research and development, from $112,276 to $188,963 over the comparable periods of 2008 and 2009, an increase of $76,687 or 68.3%. The increase was also attributable to the increase in the expenses related to the financing activities. The cost of financing activities increased by $89,602 for the comparable period of 2009 and 2008. The salaries of the management staff for the three months ended December 31, 2009 were $94,100, an increase of $51,517 or 121% compared to $42,583 for the comparable period in 2008.  The amortization of intangible assets for the three months ended December 31, 2009 were $229,248, an increase of $37,980 or 19.9% compared to $191,267 for the comparable period in 2008.

Interest expense

There was no interest expense for the three months ended December 31, 2009 or the comparable period in 2008. No short or long term loans were outstanding for the three months ended December 31, 2009 or the comparable period in 2008.

Income Tax Expenses

Income tax for the three months ended December 31, 2009 was $1,387,740, an increase of $529,654 or 61.7%  from $858,086 for the comparable period in 2008. The effective tax rates were 25% for both of the three months ended September 30, 2009 and 2008.

 Comparison of the Six Months Ended December 31, 2009 and 2008

Revenue

Revenue for the six months ended December 31, 2009 was $23,652,020, an increase of $6,311,966 or 36.4% from $17,340,054 for the comparable period in 2008.  The product output has increased due to improved ceramic production technology to shorten the production cycle of some kinds of the ceramic pieces. Approximately 94.1% of our source of revenue came from customers in the electric power, petrochemical and chemical for the past six months. The electric power industry was still the significant market to our revenue, contributing approximately 69.6% of total revenue for the six months ended December 31, 2009. Revenue from the electric power industry was approximately $16.5 million  for the six months ended December 31, 2009, an increase of approximately $3.0 million or 22.2% from approximately $13.5 million for the comparable period in 2008. The increase was primarily attributable to the broadening of our customer base and increased orders from existing customers. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $5.8 million for the six months ended December 31, 2009, an increase of approximately $2.9 million or 100.0% from approximately $2.9 million for the comparable period in 2008.  Revenue from other industries, including the aluminum and  metallurgy industries, was approximately $1.4 million for the six months ended December 31, 2009, an increase of approximately $0.5 million or 55.6% from approximately $0.9 million for the comparable period in 2008.

Gross Profit

Gross profit for the six months ended December 31, 2009 was $14,170,003, an increase of $3,841,610 or 37.2% compared to $10,328,393 for the comparable period in 2008. The gross profit margin for the six months ended December 31, 2009 also increased slightly from 59.6% to 59.9% for the comparable period in 2008. The gross profit margin over these two comparable periods were relatively stable.

Selling Expenses

Selling expenses for the six months ended December 31, 2009 was $2,117,990, an increase of $361,514 or 20.6%, from $1,756,476 for the comparable period in 2008. The major selling expense was attributable to commission paid to the agents for introducing new sales, which was approximately $1.9 million for the six months ended December 31, 2009, an increase of approximately $0.5 million or 35.7% from approximately $1.4 million for the six months ended December 31, 2008.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2009 were $1,514,850, an increase of $412,665 or 37.4% compared to $1,102,185 for the comparable period in 2008. The increase was primarily attributable to research and development, from $222,167 to $347,107 over the comparable periods of 2008 and 2009, an increase of $124,940 or 56.2%. The salaries of the management staff for the six months ended December 31, 2009 were $160,380, an increase of $78,724 or 96.4% compared to $81,656 for the comparable period in 2008. The amortization of intangible assets for the six months ended December 31, 2009 were $458,345, an increase of $75,801 or 19.8% compared to $382,544 for the comparable period in 2008. The cost of office expenses and financing activities for the six months ended December 31, 2009 were $243,939, an increase of $47,462 or 24.16% compared to $196,477 for the comparable period in 2008.

Interest expense

There was no interest expense for the six months ended December 31, 2009 or the comparable period in 2008. No short or long term loans were outstanding for the six months ended December 31, 2009 or the comparable period in 2008.

Income Tax Expenses

Income tax for the six months ended December 31, 2009 was $2,667,743, an increase of $783,462 or 41.6%  from $1,884,281 for the comparable period in 2008. The effective tax rates were 25% for both of the six months ended December 31, 2009 and 2008.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended December 31, 2009 was $38,988,958 and decreased to $37,160,406 by the end of the period, an decrease of $1,828,552 or 4.7%. The net change in cash and cash equivalents represented an decrease of $11,116,893 or 119.7% from $9,288,340 for the comparable period in 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $9,613,448 for the six months ended December 31, 2009, an increase of $4,362,063 or 83.1% from $5,251,385 for the comparable period in 2008. Net income was  $8,193,526 for six months ended December 31, 2009, an increase of $2,534,648 or 44.8% from $5,658,878 for the comparable period in 2008. Notes payable, accounts payable and advances from customers increased $1,164,189, $885,790 and $842,033 respectively in cash provision over the six months ended December 31, 2008 and 2009. The increase in trade receivables contributed $2,229,387 to the increase of net cash outflow between the two comparable periods in 2008 and 2009.

Net cash used in investing activities

Net cash used in investing activities was $11,471,748 for the six months ended December 31, 2009, compared to $611,817 for the six months ended December 31, 2008, an increase of $10,859,931 or 1775.0%.The change was primarily attributable to the payment of $7.3 million for the new manufacturing facilities that was still under construction. The increase was also due to deposits pledged for notes payables for coming construction payments in the amount of approximately $3.9 million.

Net cash used in financing activities

There was no net cash provided by financing activities for the six months ended December 31, 2009. For the comparable six months ended December 31, 2008, there was $4,613,790 cash provided by private placement.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price is RMB12.6 million (approximately $1.8 million). The formal contract was signed with the government on Jan 23, 2009, pursuant to which the Company shall pay the bid price in full by March 25, 2009. The land was purchased with plans to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity.  Expenditures made under related construction contracts totaled $26,710,649 (RMB182,626,051), of which $7,678,593 (RMB52,500,079) was paid as of December 31, 2009. The balance of $19,032,056 (RMB130,125,972) will be settled within one year. In order to complete such expansion of production capacity, we would need to substantially increase our capital expenditures.

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

The following table summarizes our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$19,032,056	$19,032,056	$-

(1) Capital expenditure is commitment for the construction of a new manufacturing facility. See Note 15 - Commitment and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters’ building. The total amount of executed contracts was $26,710,649, of which $7,678,593 was paid as at of December 31, 2009. The construction of both the manufacturing facility and the headquarters’ building is estimated to be completed during this fiscal year.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended December 31, 2009. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2009.  Based on that evaluation, our Chief Executive Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SHENGKAI INNOVATIONS, INC.

Date: February 10, 2010	By:	/s/Wang Chen
Name: Wang Chen
Title: Chief Executive Officer and Director (principal executive officer, principal financial officer, and principal accounting officer )