Form 10-Q
period 2010-03-31
Shengkai Innovations, Inc.
filed 2010-05-14
CIK 1327364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,038,011 shares of common stock, $.001 par value, were outstanding as of May 13, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements
SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010 AND JUNE 30, 2009
(Stated in US Dollars) (Unaudited)

	Note	31-Mar-10	30-Jun-09
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$22,942,461	$38,988,958
Pledged deposits	4	3,062,264	940,488
Trade receivables		6,147,211	4,061,706
Notes receivable		277,205	292,193
Other receivables	5	57,061	22,979
Prepaid VAT		-	194,535
Advances to suppliers		12,684,349	328,785
Inventories	6	1,769,526	907,799

Total current assets		$46,940,077	$45,737,443
Plant and equipment, net	7	22,354,785	5,173,269
Intangible assets, net	8	8,668,998	9,342,322

TOTAL ASSETS		$77,963,860	$60,253,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$3,265,078	$984,561
Accounts payable		2,675,276	1,121,185
Advances from customers		892,620	242,986
Other payables	9	737,207	794,754
Accruals		91,186	131,581
Income tax payable		977,668	1,471,380

Total current liabilities		$8,639,035	$4,746,447

TOTAL LIABILITIES		$8,639,035	$4,746,447

Commitments and contingencies	16	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2010 AND JUNE 30, 2009
(Stated in US Dollars) (Unaudited)

	Note	31-Mar-10	30-Jun-09
		(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized ; 6,987,368 and 7,887,368 issued and outstanding as of March 31, 2010 and June 30, 2009 respectively.	10	$6,987	$7,887
Common stock - $0.001 par value 50,000,000 shares authorized; 23,012,500 and 22,112,500 shares issued and outstanding as of March 31, 2010 and June 30, 2009 respectively.	11	23,013	22,113
Additional paid-in capital	11	32,826,060	30,666,631
Statutory reserves		7,081,706	4,693,020
Retained earnings		26,653,590	17,456,857
Accumulated other comprehensive income		2,733,469	2,660,079

		$69,324,825	$55,506,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$77,963,860	$60,253,034

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars) (Unaudited)

		Nine months ended March 31,		Three months ended March 31,
	Notes	2010	2009	2010	2009

Net revenues		$38,193,092	$27,315,359	$14,541,072	$9,975,305
Cost of sales		(15,397,096)	(10,764,238)	(5,915,079)	(3,752,577)

Gross profit		$22,795,996	$16,551,121	$8,625,993	$6,222,728
Operating expenses:
Selling		(3,521,765)	(2,731,973)	(1,403,775)	(975,497)
General and administrative		(4,618,265)	(1,830,263)	(3,103,415)	(728,078)

Operating income		$14,655,966	$11,988,885	$4,118,803	$4,519,153
Other income		224,357	77,265	208,762	69,949
Interest income		350,602	162,263	42,091	96,152

Income before income tax		$15,230,925	$12,228,413	$4,369,656	$4,685,254

Provision for Income taxes	13	(3,645,506)	(3,050,486)	(977,763)	(1,166,205)

Net income		$11,585,419	$9,177,927	$3,391,893	$3,519,049

Other Comprehensive Income - Foreign Currency Translation Adjustment		$23,725	$134,064	$(25,941)	$59,785

Total Comprehensive Income		$11,609,144	$9,311,991	$3,365,952	$3,578,834

Basic earnings per share	14	$0.513	$0.299	$0.148	$0.159

Diluted earnings per share	14	$0.347	$0.221	$0.095	$0.117

Basic weighted average share outstanding	14	22,582,391	$22,112,500	22,985,833	$22,112,500

Diluted weighted average share outstanding	14	33,404,014	$29,999,868	35,627,204	$29,999,868

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
FOR THE YEAR ENDED JUNE 30, 2009 AND NINE MONTHS ENDED MARCH 31, 2010
(Stated in US Dollars) (Unaudited)

							Accumulated
	Common stock			Additional			other
	Number		Preferred	paid-in	Statutory	Retained	comprehensive
	of share	Amount	stock	capital	reserves	earnings	Income	Total

Balance, June 30, 2008	22,112,500	$22,113	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542
Net income	-	-	-	-	-	13,577,694	-	13,577,694
Proceeds from shares issued in private placement, net of transaction costs of $386,210	-	-	1,971	4,611,819	-	-	-	4,613,790
Appropriations to statutory reserves	-	-	-	-	1,817,954	(1,817,954)	-	-
Dividends	-	-	-	2,560,186	-	(2,560,186)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	133,561	133,561

Balance, June 30, 2009	22,112,500	$22,113	$7,887	$30,666,631	$4,693,020	$17,456,857	$2,660,079	$55,506,587

Balance, June 30, 2009	22,112,500	$22,113	$7,887	$30,666,631	$4,693,020	$17,456,857	$2,660,079	$55,506,587
Net income	-	-	-	-	-	11,585,419	-	11,585,419
Appropriations to statutory reserves	-	-	-	-	2,388,686	(2,388,686)	-	-
Conversion of preferred stock	900,000	900	(900)	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-
Stock options				2,159,429				2,159,429
Foreign currency translation adjustment	-	-	-	-	-	-	73,390	73,390

Balance, March 31, 2010	23,012,500	$23,013	$6,987	$32,826,060	$7,081,706	$26,653,590	$2,733,469	$69,324,825

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars) (Unaudited)

	nine months ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$11,585,419	$9,177,928
Depreciation	315,430	125,490
Amortization	687,675	573,995
Share-based compensation	2,159,429	-
Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(2,079,840)	(1,139,996)
Notes receivable	15,356	8,758
Other receivables	(34,045)	1,122
Prepaid VAT	194,736	-
Deposits and prepaid expenses	-	2,551
Advances to suppliers	(438,387)	(812,803)
Inventories	(860,367)	(605,105)
Notes payable	2,278,721	1,470,853
Accounts payable	1,552,294	196,381
Advances from customers	649,170	560,207
Other payables	(58,544)	223,953
Accruals	(40,552)	(47,714)
Income tax payable	(495,466)	211,692
Net cash provided by operating activities	$15,431,029	$9,947,312

Cash flows from investing activities
Purchase of property, plant and equipment	$(17,486,268)	$(122,443)
Decrease/(increase) in advances to suppliers	(11,913,814)	-
Increase in restrictive cash	(2,120,563)	(536,674)
Payment of intangible assets	(2,625)	(1,894,339)
Net cash used in investing activities	$(31,523,270)	$(2,553,456)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $386,210	$-	$4,613,790
Net cash provided by financing activities	$-	$4,613,790

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars) (Unaudited)

	nine months ended March 31,
	2010	2009

Net cash and cash equivalents (used) / sourced	$(16,092,241)	$12,007,646

Effect of foreign currency translation on cash and cash equivalents	45,744	73,844

Cash and cash equivalents–beginning of the period	38,988,958	21,313,484

Cash and cash equivalents–end of the period	$22,942,461	$33,394,974

Supplementary cash flow information:

Interest received	$350,594	$162,750

Tax paid	$4,140,972	$2,838,793

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of the Company and Shen Kun. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of the Company and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of income include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd for the periods ended March 31, 2010 and 2009.

Shen Kun formed Sheng Kai (Tianjin) Ceramic Valves Co., Ltd., which was renamed to Shengkai (Tianjin) Limited in April 2010 (“SK” or “WFOE”), which entered into a series of agreements with Tianjin Shengkai Industrial Technology Development Co., Ltd (“Shengkai”) including but not limited to consigned management, technology service, loan, exclusive purchase option, equity pledge, etc. The agreements were entered on May 30, 2008. As a result of entering the abovementioned agreements, WFOE deem to control Shengkai as a Variable Interest Entity as required by FASB Interpretation No. 46 (revised MARCH 2003) Consolidated of Variable Interest Entities, and Interpretation of ARB No. 51. In connection with the reverse merger transaction, on June 11, 2008 the Company sold 5,915,526 Units for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit. Each Unit consists of one share of Southern Sauce Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of common stock, par value $0.001 per share (the “Common Stock”), and one Series A Warrant to purchase Common Stock equal to 120% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares (“Warrant”). Additionally, on July 18, 2008, the Company sold 1,971,842 Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit. Each Unit consists of one Preferred Share, convertible into one share of Common Stock, par value $0.001 per share, and one Warrant to purchase Common Stock equal to 120% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares.

The Company, through its subsidiaries and Shengkai, (hereinafter, collectively referred to as “the Group”), is now in the business of manufacturing and sale of industrial ceramic valves and components.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The company owned the three subsidiaries since its reverse-merger on June 9, 2008. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of Company	Place of incorporation	Attributable interest

Shen Kun International Limited	British Virgin Islands	100%

Shengkai (Tianjin) Limited, formerly Sheng Kai (Tianjin) Ceramic Valves Co., Ltd	PRC	100%

*Tianjin Shengkai Industrial Technology
Development Co., Ltd.	PRC	100%
*Deemed variable interest entity member

(c)	Use of estimates

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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

Pledged deposits represents deposits on account to secure notes payable and deposit for investor relation or public relation affairs as at the period ended March 31, 2010 and June 30, 2009 respectively.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

(j) Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	March 31, 2010	June 30, 2009
Cash on hand	$8,809	$6,236
Bank of China	5,630	21,081
Industrial and Commercial Bank of China	984,124	750,757
Industrial Bank Co. Ltd.	3,018,271	2,962,345
Shanghai Pudong Development Bank	18,750,058	35,232,842
The Hongkong and Shanghai Banking Corporation Limited	15,561	15,697
JPMorgan Chase Bank	160,008	-

	$22,942,461	$38,988,958

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The Company expensed all research and development costs as incurred. Research and development expenses included in the general and administrative expenses for the nine months ended March 31, 2010 and 2009 were $659,134 and $491,884 respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in the general and administrative expenses for the nine months ended March 31, 2010 and 2009 were $101,962 and $26,875 respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The accompanying financial statements are presented in United States dollars. SK and Shengkai use its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Group because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

March 31, 2010
Balance sheet	RMB 6.83610 to US$1.00
Statements of income and comprehensive income	RMB 6.83773 to US$1.00

June 30, 2009
Balance sheet	RMB 6.84480 to US$1.00
Statements of income and comprehensive income	RMB 6.84819 to US$1.00

March 31, 2009
Balance sheet	RMB 6.84560 to US$1.00
Statements of income and comprehensive income	RMB 6.85094 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts maintained in the U.S.A., mainland China and Hong Kong. Total cash in the banks at March 31, 2010 and June 30, 2009 amounted to $ 22,933,653 and $ 38,982,722 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

(r)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in SK and Shengkai’s Articles of Association, SK and Shengkai’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $7,081,706 and $4,693,020 respectively, as of March 31, 2010 and June 30, 2009.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Recently implemented standards (Continued)

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2009 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2009, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2009. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective July 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes thetypes of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of this ASU 2010-06 to have a material impact on its financial position or results of operations.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

3.       CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2010 and June 30, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2010 and June 30, 2009, almost all the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

For the nine months ended March 31, 2010 and 2009, more than 99% of the Group’s sales were generated from the PRC. In addition, nearly all accounts receivable as of March 31, 2010 and June 30, 2009, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments fail to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the nine months ended March 31, 2010 and 2009, there was no single customer who accounts for 10% or more of the Group’s revenue.

Details of customers accounting for 10% or more of the Group’s accounts receivable were as follows:

	March 31, 2010	June 30, 2009

Customer A	$-	$655,755

Customer B	-	438,067

As at March 31, 2010, there was no customer who accounts for 10% or more of the Group’s accounts receivable.

4.       PLEDGED DEPOSITS

Pledged deposits as of March 31, 2010 and June 30, 2009 were restricted cash kept for purpose of investor relation or public relation affairs, and to secure notes payable.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

5.     OTHER RECEIVABLES

	March 31, 2010	June 30, 2009

Disbursement and advances to employee	$53,726	$12,268
Tender deposits	3,335	$10,227
Sundry	-	$484

	$57,061	$22,979

6.     INVENTORIES

Inventories comprise the followings:

	March 31, 2010	June 30, 2009

Finished goods	$918,771	$236,574
Work in process	53,529	49,607
Raw materials	797,226	621,618

	$1,769,526	$907,799

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

7.     PLANT AND EQUIPMENT, NET

	March 31, 2010	June 30, 2009
At cost
Buildings	$2,110,923	$2,050,980
Machinery and equipment	3,266,951	3,056,646
Office equipment	172,749	166,748
Motor vehicles	484,939	416,163

	$6,035,562	$5,690,537
Less: accumulated depreciation	(1,148,649)	(832,085)

	$4,886,913	$4,858,452

Construction in progress	17,467,872	314,817

	22,354,785	5,173,269

Depreciation expenses included in the cost of sales for the nine months ended March 31, 2010 and 2009 were $265,118 and $81,993 respectively; and in the general and administrative expenses for the nine months ended March 31, 2010 and 2009 were $50,312 and $43,497 respectively.

Construction in progress represents direct costs of construction incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.  Capital commitments in respect of these projects were $15,242,157 at March 31, 2010.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

8.	INTANGIBLE ASSETS, NET

	March 31, 2010	June 30, 2009

Land use rights, at cost	$2,791,917	$2,788,369
Less: accumulated amortization	(316,501)	(302,714)

	2,475,416	2,485,655

Patent rights, at costs	7,460,394	7,450,912
Less: accumulated amortization	(2,647,708)	(2,085,525)

	4,812,686	5,365,387

Others, at costs	1,522,894	1,518,336
Less: accumulated amortization	(141,998)	(27,056)

	1,380,896	1,491,280

	$8,668,998	$9,342,322

Amortization expenses included in the general and administrative expenses for the nine months ended March 31, 2010 and 2009 were $687,675 and $573,995 respectively.

9.	OTHER PAYABLES

	March 31, 2010	June 30, 2009

Commission payables	$319,324	$312,365
Expense payables	3,448	12,389
Deposit for project	120,471	467,508
Sundry PRC taxes payables	244,975	-
Sundry	48,989	2,492

	$737,207	$794,754

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

On April 30, 2010, the Company entered into a Warrant Amendment agreement with each of the holders of the Warrants in the June 2008 Financing and July 2008 Financing, namely Vision Opportunity China, LP and Blue Ridge Investments, LLC, to amend their respective warrants.  In particular, the parties have agreed to delete Sections 4(d), (e) and (f) of their Warrants and replace Section 4(d) with a provision to allow the Company to issue additional shares of common stock or common stock equivalents at a price less than the conversion price of the warrants with the consent of the majority holders of the warrants.

11.  CAPITALIZATION

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. During the nine months ended March 31, 2010, 700,000 shares of common stocks were converted from preferred stocks. The common stocks are $22,813 and $22,113 with additional paid-in capital of $32,826,060 and $30,666,631 as of March 31, 2010 and June 30, 2009, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

12.  SHARE-BASED COMPENSATION

The Company’s 2010 Incentive Stock Plan (the “Plan”) was adopted by our Board of Directors and approved by our shareholders, permits the grant of incentive stock options, non-statutory stock options; stock awards, restricted stock purchase offer, to our officers, employees and non-employee directors. The 2010 Incentive Stock Plan provides for the issuance of up to 2,211,250 shares of common stock (subject to adjustment for stock split and similar events). Option awards are generally vest in three to four equal installments and have 5 year contractual terms. The Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

On March 31, 2010, the Company issued 1,651,125 shares of non-statutory stock options to key employees and 310,000 shares to independent directors as compensation, these options have a 5 year contractual term. The options issued to key employees vest in three equal annual installments of 33.3%, with exercise price of $7.97 per share.  Options issued to independent directors vest in three equal annual installments of 33.3% or in four equal annual installments of 25%, with exercise price of $3 per share.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. Total compensation expense related to the stock options for the three and nine months ended March 31, 2010 was $2,159,429 and was recorded as general and administrative expense.  As of March 31, 2010, there was $8,759,510 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.5 years.  There were no options vested during three and nine months ended March 31, 2010; therefore the total fair value of options vested this period was $0.

The fair value of the stock option grant for the nine months ended March 31, 2010 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price as well as volatility of comparable companies.  The risk free interest rate is derived from the U.S. Treasury yield with a remaining term equal to the expected life of the option in effect at the time of the grant.  Since the Company has limited option exercise history, it has elected to estimate the expected life of an award based upon the SEC-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. With the vesting period forms the lower bound of the estimate of expected term.

The above assumptions were used to determine the weighted average grant date fair value of stock options of $5.57 per share for the options granted on March 31, 2010.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

12.	SHARE-BASED COMPENSATION (CONTINUED)

A summary of the Company’s stock option activity as of March 31, 2010, and changes during the nine months ended March 31, 2010 is presented in the following table:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 1, 2009	-	$-	$-
Granted	1,961,125	7.18	-
Exercised	-	-	-
Forfeited or Expired	-	-	-
Outstanding at March 31, 2010	1,961,125	$7.18	$1,795,646

Vested and expected to vest at March 31, 2010	-	$-	$-

Exercisable at March 31, 2010	-	$-	$-

The following table summarizes information about stock options outstanding at March 31, 2010:
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.00	310,000	5.00	$3.00	-	$-
$7.97	1,651,125	5.00	$7.97	-	$-
	1,961,125	5.00	$7.18	-	$-

A summary of the status of the Company’s nonvested shares as of March 31, 2010, and changes during the nine months ended March 31, 2010, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at July 1, 2010	-	$-
Granted	1,961,125	5.57
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2010	1,961,125	$5.57

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

13.  INCOME TAXES

(a)
The Company is registered in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, SK and VIE, Shengkai (see note 1).

SK, and Shengkai, being registered in the PRC, have been subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25% since January 1, 2008.

In April 2010, Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, and will receive a 10% refund for the income taxes paid at the standard 25% tax rate for calendar year 2009.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the nine months ended March 31,
	2010	2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC Enterprise Income Tax	20.8%	25%

Provision for income tax	20.8%	25%

(b)	The effective tax rate for the nine months ended March 31, 2010 and 2009 were 20.8% and 25% respectively.

Income before income tax expenses of $17,488,987 and $12,316,497 for the nine months ended March 31, 2010 and 2009, respectively, was attributed to subsidiaries with operations in China. Provision for Income taxes related to China income for the nine months ended March 31, 2010, and 2009 were $3,645,506 and $3,050,485 respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

14.   EARNINGS PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the nine months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009
Earnings:

Net income for the year	$11,585,419	9,177,928	$3,391,893	3,519,050

Non-Cash Dividends on convertible preferred stock	-	(2,560,186)	-	-

Earnings for the purpose of basic earnings per share	$11,585,419	$6,617,742	$3,391,893	$3,519,050

Effect of dilutive potential common stock	-	-	-	-

Earnings for the purpose of dilutive earnings per share	$11,585,419	$6,617,742	$3,391,893	$3,519,050

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	22,582,391	22,112,500	22,985,833	22,112,500
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	7,417,477	7,887,368	7,014,035	7,887,368
-Exercise of A Warrants	3,403,337	-	5,624,873	-
-Exercise of options	809	-	2,463	-

Weighted average number of common stock for the purpose of dilutive earnings per share	33,404,014	29,999,868	35,627,204	29,999,868

Earnings per share:

Basic earnings per share	$0.513	$0.299	$0.148	$0.159

Dilutive earnings per share	$0.347	$0.221	$0.095	$0.117

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

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

16.     COMMITMENTS AND CONTINGENCY

A new manufacturing facility and a headquarters’ building are under construction on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts including the main superstructure were executed. The total amount of executed contracts was $29,760,761 (RMB203,496,051), of which $17,463,708 (RMB119,412,120) had been paid as of March 31, 2010. The balance of $12,297,053 (RMB84,083,931) will be settled by the end of calendar year 2010.

Certain equipment and machinery contracts were executed. The total amount of executed contracts was $16,339,750 (RMB111,726,800), of which $11,884,067 (RMB81,260,040) had been paid as of March 31, 2010. The balance of $4,455,683 (RMB30,466,760) will be settled by the end of calendar year 2010.

17.     SEGMENT INFORMATION

The Group is principally engaged in one segment of the manufacturing and sale of ceramic valves and components. Majority of the revenues are generated in the PRC and nearly all identifiable assets of the Group are located in the PRC. Accordingly, no segmental analysis is presented.

18.     SUBSEQUENT EVENTS

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q, and no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “Shengkai Innovations,” “SHE,” “the Company,” “we,” “us,” and “our” refer to Shengkai Innovations, Inc.

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

 As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 23, 2008, the Company ceased to be a shell company and became a holding company for entities that, through equity and contractual relationships, controls the business of Shengkai (Tianjin) Limited (“SK”) and Tianjin Shengkai Industrial Technology Development Co., Ltd. (“Shengkai”), both companies organized under the laws of the PRC that design, manufacture and sell ceramic valves. Because SK and Shengkai’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SK and Shengkai, comparing its results in the three and nine months ended March 31, 2010 to the three and nine months ended March 31, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended March 31, 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

Shengkai, the entity through which we run our operations, is a prominent ceramic valve manufacturer. We have more than 14 years of experience and possess a unique method for creating ceramic valves.

We believe that Shengkai is the one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics. Shengkai’s product categories include a broad range of valves in nearly all industries that are sold throughout China, to Europe, North America, and other countries in the Asia-Pacific region. Totaling over 400 customers, Shengkai became a supplier of China Petroleum & Chemical Corporation (“CPCC” or “Sinopec”) in 2005 and a member of the PetroChina Co. Ltd. (“PetroChina”) supply network in 2006. Shengkai is currently the only domestic ceramic valve manufacturer entering the CPCC and PetroChina supply system, after a six-year application process.

Results of Operations

 Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue

Revenue for the three months ended March 31, 2010 was $14,541,072, an increase of $4,565,767 or 45.8% from $9,975,305 for the comparable period in fiscal 2009. The product output has increased due to increased equipment and shifts of operation, as well as improved ceramic production technology to shorten the production cycle of some kinds of the ceramic pieces. Approximately 95.7% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the past three months. The electric power industry was still the significant market to our revenue, contributing approximately 60.6% of total revenue for the three months ended March 31, 2010. Revenue from the electric power industry was approximately $8.8 million for the three months ended March 31, 2010, an increase of approximately $1.3 million or 17.3% from approximately $7.5 million for the comparable period in fiscal 2009. The increase was primarily attributable to the broadening of our customer base and increased orders from existing customers. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $5.1 million for the three months ended March 31, 2010, an increase of approximately $2.9 million or 133.0% from approximately $2.2 million for the comparable period in fiscal 2009. The increase was primarily due to our hightened efforts to develop the market of the petrochemical industry. Revenue from other industries, including the aluminum and  metallurgy industries, was approximately $0.6 million for the three months ended March 31, 2010, an increase of approximately $0.3 million or 119.2% from approximately $0.3 million for the comparable period in fiscal 2009.

At present we are still experiencing a deficiency of production capacity. A new manufacturing facility is under construction, which is expected to be substantially completed in the second quarter of calendar year 2010.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $8,625,993, an increase of $2,403,265 or 38.6% compared to $6,222,728 for the comparable period in fiscal 2009. The increase was primarily attributable to the revenue increase. The gross margin for the three months ended March 31, 2010 was 59.3%, compared to 62.4% for the comparable period in fiscal 2009. The decrease was primarily attributable to several new large projects started in March 2009, which were set at a higher price for the initial stage and temporarily raised our overall gross margin in the third quarter of fiscal year 2009.

Selling Expenses

Selling expenses for the three months ended March 31, 2010 was $1,403,775, an increase of $428,278 or 43.9%, from $975,497 for the comparable period in fiscal 2009. The major component of selling expenses was commission paid to agents for introducing new sales, which was approximately $1.2 million for the three months ended March 31, 2010, an increase of approximately $0.4 million or 45.7% from approximately $0.8 million for the three months ended March 31, 2009. Selling expenses as a percentage of total sales revenue slightly decreased to 9.7% for the three months ended March 31, 2010 from 9.8% for the comparable period in fiscal 2009, primarily attributable to the revenue increase, as well as to the decrease in media advertisements incurred in the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 were $3,103,415, an increase of 2,375,337 or 326.2% compared to $728,078 for the comparable period in fiscal 2009. The increase was primarily attributable to the recognition of $2,159,429 share-based compensation cost on the options to independent directors and management issued on March 31, 2010 under the Company’s 2010 Incentive Stock Plan. The increase in G&A was also attributed to the increase over the comparable periods of fiscal 2009 and 2010, in research and development expenses; in cash compensation to independent directors and management staff due to new appointments and hirings; as well as in the expenses for the U.S. capital market related activities such as NYSE AMEX application and listing fees, costs for participation of investment conferences and professional consulting fees for corporate internal control system and U.S. securities regulations compliance. The amortization of intangible assets for the three months ended March 31, 2010 were $229,274, an increase of $37,793 or 19.7% compared to $191,481 for the comparable period in fiscal 2009.

Interest expense

There was no interest expense for the three months ended March 31, 2010 or the comparable period in fiscal 2009. No short or long term loans were outstanding for the three months ended March 31, 2010 or the comparable period in fiscal 2009.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2010 was $977,763 , a decrease of $188,441 or 16.2%  from $1,166,204 for the comparable period in fiscal 2009. Excluding the $2.16 million share-based compensation cost, income before taxes was approximately $6.5 million for the three months ended March 31, 2010 compared with approximately $4.7 million for the comparable period in fiscal 2009. The decrease in provision for income taxes was attributable to the new preferential income tax rate in calendar 2010. In April 2010, Shengkai, the Company’s operating subsidiary in Tianjin, China, was newly awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, and will receive a 10% refund for the income taxes paid at the standard 25% tax rate for calendar year 2009. The applicable income tax rate was 25% for the comparable period in fiscal 2009.

 Comparison of the Nine Months Ended March 31, 2010 and 2009

Revenue

Revenue for the nine months ended March 31, 2010 was $38,193,092, an increase of $10,877,733 or 39.8% from $27,315,359 for the comparable period in fiscal 2009. The product output has increased due to increased equipment and shifts of operation, as well as improved ceramic production technology to shorten the production cycle of some kinds of the ceramic pieces. Approximately 95.4% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the past nine months. The electric power industry was still the significant market to our revenue, contributing approximately 66.1% of total revenue for the nine months ended March 31, 2010. Revenue from the electric power industry was approximately $25.3 million for the nine months ended March 31, 2010, an increase of approximately $4.2 million or 19.7% from approximately $21.1 million for the comparable period in fiscal 2009. The increase was primarily attributable to the broadening of our customer base and increased orders from existing customers. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $10.9 million for the nine months ended March 31, 2010, an increase of approximately $5.9 million or 117.1% from approximately $5.0 million for the comparable period in fiscal 2009. The increase was primarily due to our hightened efforts to develop the market of the petrochemical industry. Revenue from other industries, including the aluminum and  metallurgy industries, was approximately $2.0 million for the nine months ended March 31, 2010, an increase of approximately $0.8 million or 62.1% from approximately $1.2 million for the comparable period in fiscal 2009.

Gross Profit

Gross profit for the nine months ended March 31, 2010 was $22,795,996, an increase of $6,244,875 or 37.7% compared to $16,551,121 for the comparable period in fiscal 2009. The increase was primarily attributable to the revenue increase. The gross margin for the nine months ended March 31, 2010 was 59.7%, compared to 60.6% for the comparable period in fiscal 2009. The decrease was attributable to several new large projects started in March 2009, which were set at a higher price for the initial stage and temporarily raised our overall gross margin in the third quarter of fiscal year 2009.

Selling Expenses

Selling expenses for the nine months ended March 31, 2010 was $3,521,765, an increase of $789,792 or 28.9%, from $2,731,973 for the comparable period in fiscal 2009. The major component of selling expense was commission paid to the agents for introducing new sales, which was approximately $3.1 million for the nine months ended March 31, 2010, an increase of approximately $0.9 million or 39.7% from approximately $2.2 million for the nine months ended March 31, 2009. Selling expenses as a percentage of total sales revenue decreased to 9.2% for the nine months ended March 31, 2010 from 10.0% for the comparable period in fiscal 2009, primarily attributable to the revenue increase, as well as to the decrease in media advertisements incurred in the current period.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2010 were $4,618,265, an increase of $2,788,002 or 152.3% compared to $1,830,263 for the comparable period in fiscal 2009. The increase was primarily attributable to the recognition of $2,159,429 share-based compensation cost on the options to independent directors and management issued on March 31, 2010 under the Company’s 2010 Incentive Stock Plan. The increase in G&A was also attributed to the increase over the comparable periods of fiscal 2009 and 2010, in research and development expenses; in cash compensation to independent directors and management staff due to new appointments and hirings; as well as in the expenses for the U.S. capital market related activities such as NYSE Amex application and listing fees, costs for participation of investment conferences and professional consulting fees for corporate internal control system and U.S. securities regulations compliance. The amortization of intangible assets for the nine months ended March 31, 2010 were $687,675, an increase of $113,680 or 19.8% compared to $573,995 for the comparable period in fiscal 2009.

Interest expense

There was no interest expense for the nine months ended March 31, 2010 or the comparable period in fiscal 2009. No short or long term loans were outstanding for the nine months ended March 31, 2010 or the comparable period in fiscal 2009.

Provision for Income Taxes

Provision for income taxes for the nine months ended March 31, 2010 was $3,645,506, an increase of $595,021 or 19.5% from $3,050,485 for the comparable period in fiscal 2009. Excluding the $2.16 million share-based compensation cost, income before taxes was approximately $17.4 million for the nine months ended March 31, 2010 compared with approximately $12.2 million for the comparable period in fiscal 2009. The less increase in provision for income taxes was attributable to the new preferential income tax rate in calendar 2010. In April 2010, Shengkai, the Company’s operating subsidiary in Tianjin, China, was newly awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, and will receive a 10% refund for the income taxes paid at the standard 25% tax rate for calendar year 2009. The applicable income tax rate was 25% for the periods from July 1, 2009 through December 31, 2009, and the comparable period in fiscal 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended March 31, 2010 was $38,988,958 and decreased to $22,942,461 by the end of the period, an decrease of $16,046,497 or 41.2%. The net change in cash and cash equivalents represented a decrease of $28,127,987 or 233% from $12,081,490 for the comparable period in fiscal 2009. The decrease was primarily attributable to the investment in the new manufacturing facility.

Net cash provided by operating activities

Net cash provided by operating activities was $15,431,029 for the nine months ended March 31, 2010, an increase of $5,483,717 or 55.1% from $9,947,312 for the comparable period in 2009. Net income plus the non-cash share-based compensation cost charge was $13,744,848 for the nine months ended March 31, 2010, an increase of $4,566,920 or 49.8% from $9,177,928 for the comparable period in fiscal 2009. The increase in trade receivables contributed $939,844 to the increase of net cash outflow between the two comparable periods in fiscal in 2009 and 2010, while notes payable, accounts payable and advances from customers increased $807,868, $1,355,913 and 88,963 respectively in cash provision over the nine months ended March 31, 2009 and 2010.

Net cash used in investing activities

Net cash used in investing activities was $31,523,270 for the nine months ended March 31, 2010, compared to $2,553,456 for the nine months ended March 31, 2009, an increase of $28,969,814 or 1,134.5%.The change was primarily attributable to the total payment of $29.4 million for equipment purchase and the new manufacturing facilities that were still under construction. The increase was also due to a deposit pledged for notes payables in the amount of approximately $2.1 million during the nine months ended March 31, 2010.

Net cash used in financing activities

There was no net cash provided by financing activities for the nine months ended March 31, 2010. For the comparable nine months ended March 31, 2009, there was $4,613,790 cash provided by a private placement in July 2008.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price was approximately $1.8 million (RMB12.6 million). The formal contract was signed with the government on Jan 23, 2009, with the Company due to pay the bid price in full by Mar 25, 2009. The land was purchased with plans to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled 29,760,761 (RMB203,496,051), of which $17,463,708 (RMB119,412,120) had been paid as of March 31, 2010. The balance of $12,297,053 (RMB84,083,931) will be settled by the end of calendar year 2010. Certain equipment and machinery contracts have also been executed, total amount of which was approximately $16,339,750 (RMB111,726,800), of which $11,884,067 (RMB81,260,040) had been paid as of March 31, 2010. The balance of $4,455,683 (RMB30,466,760) will be settled by the end of calendar year 2010.

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

The following table summarizes our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$16,752,736	$16,752,736	$-

(1) Capital expenditures are commitments for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 16 - Commitment and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters’ building. The total amount of executed contracts was 29,760,761, of which $17,463,708 had been paid as of March 31, 2010. The construction of both the manufacturing facility and the headquarters’ building is estimated to be substantially completed during this fiscal year. The Company has also executed certain equipment and machinery contracts. The total amount of executed contracts was $16,339,750, of which $11,884,067 had been paid as of March 31, 2010.

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

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after March 31, 2010 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of this ASU 2010-06 to have a material impact on its financial position or results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and David Ming He, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based upon that evaluation, the Company’s CEO and CFO also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.  Risk Factors.

N/A.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

21.1	List of Subsidiaries.

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGKAI INNOVATIONS, INC.

Date: May 14, 2010	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer and Director
(principal executive officer )

Date: May 14, 2010	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer
(principal financial and accounting officer )