Form 10-Q/A
period 2009-06-30
Shengkai Innovations, Inc.
filed 2010-08-19
CIK 1327364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,191,165 shares of common stock, $.001 par value, were outstanding as of August 19, 2010.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on November 16, 2009 with the Securities and Exchange Commission.  We are amending and restating our financial statements and notes thereto to reclassify outstanding Series A warrants as a liability pursuant to ASC 815-40-15-7I, to reclassify the embedded conversion option of the outstanding Series A preferred stock as a liability pursuant to ASC 815-40-55-33, and to add disclosure of our accounting policy regarding changes in fair value of instruments.

We have also amended “Item 4 - Controls and Procedures” to disclose the ineffectiveness in the Company’s disclosure controls and procedures as of September 30, 2009.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to November 16, 2009, the filing date of the original report.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 (UNAUDITED) (RESTATED) AND JUNE 30, 2009 (AUDITED)
(Stated in US Dollars)

	Note	September 30, 2009	June 30, 2009
		(Unaudited)	(Audited)
		(Restated)
ASSETS
Current assets
Cash and cash equivalents		$41,075,839	$38,988,958
Pledged deposits	5	1,688,592	940,488
Trade receivables		5,750,679	4,061,706
Notes receivable		292,500	292,193
Other receivables	6	83,752	22,979
Prepaid VAT		0	194,535
Advances to suppliers		849,738	328,785
Inventories	7	885,818	907,799

Total current assets		$50,626,918	$45,737,443
Plant and equipment, net	8	5,243,448	5,173,269
Intangible assets, net	9	9,122,955	9,342,322

TOTAL ASSETS		$64,993,321	$60,253,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$373,193	$984,561
Accounts payable		1,601,150	1,121,185
Advances from customers		1,191,885	242,986
Other payables	10	912,437	794,754
Accruals		18,860	131,581
Income tax payable		1,280,659	1,471,380

Total current liabilities		$5,378,184	$4,746,447

Warrant liabilities	3	13,086,438
Preferred (conversion option) liabilities	3	17,560,105

TOTAL LIABILITIES		$36,024,727	$4,746,447

Commitments and contingencies	16	$-	$-

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 shares authorized ; 7,637,368 and 7,887,368 issued and outstanding as of September 30, 2009 and June 30, 2009 respectively.	11	$7,637	$7,887
Common stock - $0.001 par value 50,000,000 shares authorized; 22,362,500 and 22,112,500 shares issued and outstanding as of September 30, 2009 and June 30, 2009 respectively.	12	22,363	22,113
Additional paid-in capital	12	12,291,888	30,666,631
Statutory reserves		4,693,020	4,693,020
Retained earnings		9,233,504	17,456,857
Accumulated other comprehensive income		2,720,182	2,660,079

		$28,968,594	$55,506,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$64,993,321	$60,253,034

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (RESTATED) AND 2008
(Stated in US Dollars) (Unaudited)

		Three months ended September 30,
	Note	2009	2008
		(restated)

Net revenues		$11,110,169	$9,197,247
Cost of sales		(4,320,091)	(3,607,574)

Gross profit		$6,790,078	$5,589,673

Operating expenses:
Selling		(1,001,612)	(870,837)
General and administrative		(747,728)	(596,486)

Operating income		$5,040,738	$4,122,350
Other income			7,316
Interest income		287,712	22,846
Changes in fair value of instruments - (loss)/gain		(6,902,923)

Income (loss) before income taxes		$(1,574,473)	$4,152,512
Income taxes	12	(1,280,003)	(1,026,195)

Net income (loss)		$(2,854,476)	$3,126,317
Foreign currency translation adjustment		60,103	68,906

Comprehensive income (loss)		$(2,794,373)	$3,195,223

Basic earnings (loss) per share	13	$(0.128)	$0.026

Diluted earnings (loss) per share	13	$(0.128)	$0.019

Basic weighted average share outstanding	13	22,362,500	22,122,500

Diluted weighted average share outstanding	13	22,362,500	29,999,868

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (RESTATED) AND 2008
(Stated in US Dollars) (Unaudited)

	Three months ended September 30,
	2009	2008
	(Restated)
Cash flows from operating activities
Net income (loss)	$(2,854,476)	$3,126,317
Depreciation	104,109	41,441
Amortization	229,088	191,276
Changes in fair value of instruments – loss/(gain)	6,902,923

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(1,683,834)	(215,801)
Notes receivable	0	(5,836)
Other receivables	(60,718)	(2,046)
Prepaid VAT	194,640	-
Deposits and prepaid expenses	0	922
Advances to suppliers	(520,340)	(252,809)
Inventories	22,925	(482,758)
Notes payable	(612,092)	63,440
Accounts payable	478,539	405,842
Advances from customers	948,159	106,293
Other payables	116,787	105,232
Accruals	(112,802)	29,073
Income tax payable	(192,172)	72,544
Net cash provided by operating activities	$2,960,736	$3,183,130

Cash flows from investing activities
Purchase of property, plant and equipment	$(168,807)	$(60,076)
Deposit for land use right auction	0	(379,400)
Increase in pledged deposits	(747,158)	(48,847)

Net cash used in investing activities	$(915,965)	$(488,323)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $386,210	$0	$4,613,790
Net cash provided by financing activities	$0	$4,613,790

Net cash and cash equivalents sourced	$2,044,771	$7,308,597

Effect of foreign currency translation on cash and cash equivalents	42,110	31,602

Cash and cash equivalents–beginning of year	38,988,958	21,313,484
Cash and cash equivalents–end of year	$41,075,839	$28,653,683

Supplementary cash flow information:

Interest received	$287,712	$22,846

Tax paid	1,472,175	953,651

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

3.	RESTATEMENT — ACCOUNTING FOR SERIES A WARRANT AND THE EMBEDDED CONVERSION OPTION OF SERIES A PREFERRED STOCK

On June 9, 2008, the Company acquired control of Shengkai through a “reverse merger” transaction. In connection with the reverse merger, on June 11, 2008 , the Company closed a financing in which it sold to investors Units (the “ Units ”) for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit (the “June 2008 Financing”). Each Unit consists of one share of Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of common stock, par value $0.001 per share (the “common stock”), and one Series A Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Preferred Shares (“Warrant”). The Company received $13,181,791 as net proceeds from this financing.

Additionally, on July 18, 2008, the Company sold to Blue Ridge Investments, LLC Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit (the “July 2008 Financing”). Each Unit consists of one Preferred Share and one Warrant. The Company received $4,613,790 as net proceeds from this financing. The June 2008 Financing, together with the July 2008 Financing, are collectively referred to herein as the “Private Placements.”

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the Warrants issued in the Private Placements in June and July, 2008, the denominated currency of the strike price of which is different from the entity’s functional currency.  According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. The Company’s primary operations are conducted in the PRC through its subsidiary, Tianjin Shengkai Industrial Technology Development Company Limited, and the operating incomes and expenses are transacted in Renminbi (RMB), which is different from the strike price of the Warrants, which are denominated in US dollars. Therefore, the Company determined that the Warrants shall not be considered indexed to the entity’s own stock and hence adjustments in classification of the Warrants are required.

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the Preferred Shares issued in the June and July 2008 Private Placements.  The Certificate of Designations of the Preferred Shares includes a down-round provision pursuant to which, if the Company issues any additional shares of common stock at a per share price of less than $2.5357, the conversion ratio will be adjusted downward to reflect such lesser issued price for the first two years from the initial issuance date of the Preferred Shares. The Company performed a complete assessment of the preferred stock and concluded that the Preferred Shares issued in the June and July 2008 Private Placements is within the scope of ASC 815-40-55-33 due to the down-round provisions included in the terms of the agreements.  Pursuant to ASC 815-40-55-33, the down-round provision precludes the embedded conversion option of the Preferred Shares from being considered indexed to the entity’s own stock. Accordingly, ASC 815 should have been adopted as of July 1, 2009 by bifurcating the embedded conversion option of the Preferred Shares which should be recorded as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings.

The Company’s consolidated balance sheet as of September 30, 2009, as previously reported and as restated, is as follows:

	September 30, 2009
	As Previously Reported	Adjustment	As Restated

ASSETS
Current assets
Cash and cash equivalents	$41,075,839	$-	$41,075,839
Pledged deposits	1,688,592	-	1,688,592
Trade receivables	5,750,679	-	5,750,679
Notes receivable	292,500	-	292,500
Other receivables	83,752	-	83,752
Prepaid VAT	-	-	-
Advances to suppliers	849,738	-	849,738
Inventories	885,818	-	885,818

Total current assets	$50,626,918	$-	$50,626,918
Plant and equipment, net	5,243,448	-	5,243,448
Intangible assets, net	9,122,955	-	9,122,955

TOTAL ASSETS	$64,993,321	$-	$64,993,321

LIABILITIES AND STOCKHOLDERS’ EQUITY	-	-	-
Current liabilities	-	-	-
Notes payable	$373,193	$-	$373,193
Accounts payable	1,601,150	-	1,601,150
Advances from customers	1,191,885	-	1,191,885
Other payables	912,437	-	912,437
Accruals	18,860	-	18,860
Income tax payable	1,280,659	-	1,280,659

Total current liabilities	$5,378,184	$-	$5,378,184

Warrant liabilities	-	13,086,438	13,086,438
Preferred (conversion option) liabilities	-	17,560,105	17,560,105

TOTAL LIABILITIES	$5,378,184	$30,646,543	$36,024,727

Commitments and contingencies	$-	$-	$-

STOCKHOLDERS’ EQUITY	-	-	-
Preferred Stock – $0.001 par value 15,000,000 share authorized ; 7,637,368 and 7,887,368 issued and outstanding as of September 30, 2009 and June 30, 2009 respectively.	$7,637	$-	$7,637
Common stock - $0.001 par value 50,000,000 shares authorized; 22,362,500 and 22,112,500 shares issued and outstanding as of September 30, 2009 and June 30, 2009 respectively.	22,363	-	22,363
Additional paid-in capital	30,666,631	(18,374,743)	12,291,888
Statutory reserves	4,693,020	-	4,693,020
Retained earnings	21,505,304	(12,271,800)	9,233,504
Accumulated other comprehensive income	2,720,182	-	2,720,182

	$59,615,137	$(30,646,543)	$28,968,594

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,993,321	$-	$64,993,321

The Company’s consolidated statements of operations for the three months ended September 30, 2009, as previously reported and as restated, are as follows:

	September 30, 2009
	As Previously Reported	Adjustment	As Restated

Net revenues	$11,110,169	$-	$11,110,169
Cost of sales	(4,320,091)	-	(4,320,091)

Gross profit	$6,790,078	$-	$6,790,078

Operating expenses:	-	-	-
Selling	(1,001,612)	-	(1,001,612)
General and administrative	(747,728)	-	(747,728)

Operating income	$5,040,738	$-	$5,040,738
Other income	-	-	-
Interest income	287,712	-	287,712
Changes in fair value of instruments - (loss)/gain	-	(6,902,923)	(6,902,923)

Income (loss) before income taxes	$5,328,450	$(6,902,923)	$(1,574,473)
Income taxes	(1,280,003)	-	(1,280,003)

Net income (loss)	$4,048,447	$(6,902,923)	$(2,854,476)
Foreign currency translation adjustment	60,103	-	60,103

Comprehensive income (loss)	$4,108,550	$(6,902,923)	$(2,794,373)

Basic earnings (loss) per share	$0.181	$(0.309)	$(0.128)

Diluted earnings (loss) per share	$0.135	$(0.263)	$(0.128)

Basic weighted average shares outstanding	22,362,500	-	22,362,500

Diluted weighted average shares outstanding	29,999,868	(7,637,368)	22,362,500

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

4.        CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

5.        PLEDGED DEPOSITS

Pledged deposits as of September 30, 2009 and June 30, 2008 were restricted cash kept in purpose of investor relation or public relation affairs and to secure notes payable respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

6.        OTHER RECEIVABLES

	September 30, 2009	June 30, 2009

Disbursement and advances to employee	$14,129	$12,268
Tender deposits	64,350	$10,227
Sundry	5,273	$484

	$83,752	$22,979

7.        INVENTORIES

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

9.        INTANGIBLE ASSETS, NET

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

10.      OTHER PAYABLES

	September 30, 2009	June 30, 2009

Commission payables	$299,080	$312,365
Expense payables	29,621	12,389
Deposit for project	121,005	467,508
Sundry PRC taxes payables	461,854	-
Sundry	877	2,492

	$912,437	$794,754

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

11.      PREFERRED STOCK AND WARRANTS

On June 11, 2008, the Company sold 5,915,526 Preferred Shares and various stock purchase warrants for cash consideration totaling $15 million dollars (the “June 2008 Financing”). The exercise price, expiration date and number of share eligible to be purchased with the warrants are summarized in the following table:

Series of warrant	Number of shares	Exercise price	Contractual term

Series A	7,098,632	$3.52	5.0 years

The Preferred Shares have liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Preferred Shares.  In the event of a liquidation of the Company, holders of Series A preferred stock are entitled to receive a distribution equal to $2.5357 per Preferred Share prior to any distribution to the holders of common stock or any other stock that ranks junior to the Preferred Shares. The Preferred Shareholders are not entitled to dividends unless paid to Common Shareholders. Any dividend paid will have the same record and payment date and terms as the dividend payable to the Common Stock. The Preferred Shares will participate based on their respective as-if conversion rates if the Company declares any dividends.  Holders of Preferred Shares also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Preferred Shares. At any time, each Preferred Share is convertible into 1 share of Common Stock adjusted from time to time to the Conversion Rate. The Conversion Rate is computed as the Liquidation Preference Amount ($2.5357 per share) divided by the Conversion Price. The Conversion Price is initially $2.5357 per share but can adjust for anti-dilution.

The Warrants were issued at an exercise price of $3.52 per share. The exercise price can adjust for dilutive events.  The Warrants are immediately exercisable. However, if after exercise the holder would become a holder of greater than 9.9% of common stock they cannot exercise without filing a waiver with the company.  The waiver is required to be filed 61 days prior to exercise and by filing the waiver the restriction is removed. (Since the company is required to accept the waiver this restriction is not considered significant in valuing the warrant.) The Warrants expire 5 years from the date of issuance. The Warrants are freely transferable upon registration. The Warrants are subject to the same Registration Rights Agreement as that of the Preferred Shares. If a registration statement providing for the resale of the Common Stock issued upon exercise of the Warrant is not declared effective after 180 days after the issuance date, the Warrants can be cashless exercised. Also, the Warrants have Buy-in Rights similar to those of the Preferred Shares.

The gross proceeds of the transaction were $15 million. The proceeds from the transaction were allocated to the Preferred Shares, warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants were not classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions:  common stock fair market value of $2.55, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

11.      PREFERRED STOCK AND WARRANTS (Continued)

The Company recognized a beneficial conversion feature discount on the Preferred Shares at its intrinsic value, which was the fair value of the common stock at the commitment date for the Preferred Shares investment, less the effective conversion price but limited to the $15 million of proceeds received from the sale. The Company recognized the $7.8 million beneficial conversion feature in the equity as a transfer from retained earnings to additional paid in capital as dividends in the accompanying consolidated financial statements on the date of issuance of the Preferred Shares since the Preferred Shares were convertible at the issuance date.

On July 18, 2008 the Company sold 1,971,842 shares of Preferred Shares and various stock purchase warrants for cash consideration totaling $5 million dollars (the “July 2008 Financing”). The exercise price, expiration date and number of share eligible to be purchased with the warrants are summarized in the following table:

Series of warrant	Number of shares	Exercise price	Contractual term

Series A	2,366,211	$3.52	5.0 years

The Preferred Shares have liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Preferred Shares.  In the event of a liquidation of the Company, holders of Preferred Shares are entitled to receive a distribution equal to $2.5357 per Preferred Share prior to any distribution to the holders of common stock or any other stock that ranks junior to the Preferred Shares. The Preferred Shareholders are not entitled to dividends unless paid to Common Shareholders. Any dividend paid will have the same record and payment date and terms as the dividend payable to the Common Stock. The Preferred Shares will participate based on their respective as-if conversion rates if the Company declares any dividends.  Holders of Preferred Shares also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Preferred Shares. At any time, each Preferred Share is convertible into 1 share of Common Stock adjusted from time to time to the Conversion Rate. The Conversion Rate is computed as the Liquidation Preference Amount ($2.5357 per share) divided by the Conversion Price. The Conversion Price is initially $2.5357 per share but can adjust for anti-dilution.

The Warrants were issued at an exercise price of $3.52 per share. The exercise price can adjust for dilutive events.  The Warrants are immediately exercisable. However, if after exercise the holder would become a holder of greater than 9.9% of common stock they cannot exercise without filing a waiver with the company.  The waiver is required to be filed 61 days prior to exercise and by filing the waiver the restriction is removed. (Since the company is required to accept the waiver this restriction is not considered significant in valuing the warrant.) The Warrants expire 5 years from the date of issuance. The Warrants are freely transferable upon registration. The Warrants are subject to the same Registration Rights Agreement as that of the Preferred Shares. If a registration statement providing for the resale of the Common Stock issued upon exercise of the Warrant is not declared effective after 180 days after the issuance date, the Warrants can be cashlessly exercised. Also, the Warrants have Buy-in Rights similar to those of the Preferred Stock.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

11.      PREFERRED STOCK AND WARRANTS (Continued)

The gross proceeds of the transaction were $5 million. The proceeds from the transaction were allocated to the Preferred Shares, Warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants were not classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions: common stock fair market value of $2.55, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

The Company recognized a beneficial conversion feature discount on the Preferred Shares at its intrinsic value, which was the fair value of the common stock at the commitment date for the Preferred Shares investment, less the effective conversion price but limited to the $5 million of proceeds received from the sale. The Company recognized the $2.6 million beneficial conversion feature in the equity as a transfer from retained earnings to additional paid in capital as dividends in the accompanying consolidated financial statements on the date of issuance of the Preferred Shares since the Preferred Shares were convertible at the issuance date.

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

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the warrants issued in the Private Placements in June and July 2008, the denominated currency of the strike price of which is different from the entity’s functional currency.  According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. The Company’s primary operations are conducted in the PRC through its subsidiary, Tianjin Shengkai Industrial Technology Development Company Limited, and the operating incomes and expenses are transacted in Renminbi (RMB), which is different from the strike price of the Warrants, which are denominated in US dollars. Therefore, the Company determined that the Warrants shall not be considered indexed to the entity’s own stock and hence adjusted the classification of the warrants effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by recording the Warrants as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings.

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the Preferred Shares issued in the June and July 2008 Private Placements.  The Certificate of Designations of the Preferred Shares include a down-round provision pursuant to which, if the Company issues any additional shares of common stock at a per share price of less than $2.5357, the conversion ratio will be adjusted downward to reflect such lesser issued price for the first two years from the initial issuance date of the Preferred Shares. The Company performed a complete assessment of the preferred stock and concluded that the Preferred Shares issued in the June and July 2008 Private Placements is within the scope of ASC 815-40-55-33 due to the down-round provisions included in the terms of the agreements.  Pursuant to ASC 815-40-55-33, the down-round provision precludes the embedded conversion option of the Series A preferred stock from being considered indexed to the entity’s own stock. Accordingly, the Company adjusted its accounting effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by bifurcating the embedded conversion option of the Preferred Shares which should be recorded as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

14.      EARNINGS (LOSS) PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the three months ended September 30,
	2009	2008
Earnings (loss):

Net income (loss) for the year	$(2,854,476)	$3,126,317
Non-Cash Dividends on convertible preferred stock		(2,560,186)

Earnings (loss) for the purpose of basic earnings (loss) per share	$(2,854,476)	$566,131

Effect of dilutive potential common stock	-	-

Earnings (loss) for the purpose of dilutive earnings (loss) per share	$(2,854,476)	$566,131

Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	22,362,500	22,112,500
Effect of dilutive potential common stock - conversion of convertible preferred stock	-	7,887,368

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	22,362,500	29,999,868

Earnings (loss) per share:

Basic earnings (loss) per share	$(0.128)	$0.026

Dilutive earnings (loss) per share	$(0.128)	$0.019

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

At present we are still experiencing a deficiency of production capacity. A new manufacturing facility is under construction, and the manufacturing plant is expected to be completed during the first quarter of calendar year 2010. Completion of the Company’s headquarters building is estimated to be in the second quarter of calendar year 2010.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 was $747,728, an increase of $151,242 or 25.4% compared to $596,486 for the comparable period in 2008. The increase was primarily attributable to research and development, from $109,891to $158,148 over the comparable periods of 2008 and 2009, an increase of $48,257 or 43.9%.  Another reason was the increase in expenses incurred in connection with the fulfillment of certain listing requirements including legal advisory fees, investment relation expenses, and the recruitment of new personnel.

Interest expense

There was no interest expense for the three months ended September 30, 2009. No short or long term loans were outstanding for the three months ended September 30, 2009.

Changes in fair value of instruments

For the three months ended September 30, 2009, the Company incurred non-cash expense for aggregate amount of approximately $6.9 million related to its issuance of Series A warrants and Series A convertible preferred stock in the private placements in June and July, 2008 pursuant to provision of FASB ASC Topic 815,”Derivative and Hedging”(“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in USD. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both Series A warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended September 30, 2009.

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

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price was $1.8 million (approximately RMB12.6 million). We signed a formal contract was signed with the government on January 23, 2009 and pursuant to the contract paid the bid price in full by March 25, 2009. The land was purchased with plans to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity.  Expenditures made under related construction contracts totaled $20,650,221 (RMB141,197,951), of which $413,643 (RMB2,828,323) was paid as of September 30, 2009. The balance of $$20,236,578 (RMB138,369,628) will be settled within one year. In order to complete such expansion of production capacity, we would need to substantially increase our capital expenditures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2009. Based upon that evaluation, the Company’s CEO concluded that, as of the date of evaluation, the Company did not have a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S.  GAAP) that are appropriate to the Company's financial reporting requirements.  In particular, it identified a material weakness in the Company’s internal control over financial reporting with respect to, among other things, the proper classification of all its costs directly associated with the generation in its cost of services.  As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or  that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

As a result of comments raised by the SEC, we determined that accounting errors were made in connection with:

•	Classification of certain warrants in accordance with ASC 815-40-15-7I as adopted on July 1, 2009;
•	Classification of the embedded conversion option of the Series A preferred stock in accordance with ASC 815-40-55-33 as adopted on July 1, 2009.

Based on the impact of the aforementioned accounting errors, we determined to restate our consolidated financial statements as of September 30, 2009, December 31, 2009 and March 31, 2010.

Changes in internal controls

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Since this time, the Company has set up an internal control department with qualified accounting staff, including a qualified chief financial officer, which directly reports to the Company’s independent Audit Committee. Management believes this will help strengthen the general internal control process.

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

SHENGKAI INNOVATIONS, INC.

Date: August 19, 2010	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer )

Date: August 19, 2010	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer
(principal financial and accounting officer )