Form 10-Q/A
period 2009-12-31
Shengkai Innovations, Inc.
filed 2010-08-19
CIK 1327364

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on February 11, 2010 with the Securities and Exchange Commission.  We are amending and restating our financial statements and notes thereto to reclassify outstanding Series A warrants as a liability pursuant to ASC 815-40-15-7I, to reclassify the embedded conversion option of the outstanding Series A preferred stock as a liability pursuant to ASC 815-40-55-33, and to add disclosure of our accounting policy regarding changes in fair value of instruments.

We have also amended “Item 4 - Controls and Procedures” to disclose the ineffectiveness in the Company’s disclosure controls and procedures as of December 31, 2009.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to February 11, 2010, the filing date of the original report.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009 (UNAUDITED) (RESTATED) AND JUNE 30, 2009 (AUDITED)
(Stated in US Dollars)

	Note	December 31, 2009	June 30, 2009
		(Unaudited)	(Audited)
		(Restated)
ASSETS
Current assets
Cash and cash equivalents		$37,160,406	$38,988,958
Pledged deposits	5	4,959,811	940,488
Trade receivables		6,558,667	4,061,706
Notes receivable		14,626	292,193
Other receivables	6	40,354	22,979
Prepaid VAT		0	194,535
Advances to suppliers		880,196	328,785
Inventories	7	903,820	907,799

Total current assets		$50,517,880	$45,737,443
Plant and equipment, net	8	12,425,112	5,173,269
Intangible assets, net	9	8,894,270	9,342,322

TOTAL ASSETS		$71,837,262	$60,253,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$2,278,965	$984,561
Accounts payable		1,971,770	1,121,185
Advances from customers		1,285,956	242,986
Other payables	10	1,087,502	794,754
Accruals		75,746	131,581
Income tax payable		1,387,544	1,471,380

Total current liabilities		$8,087,483	$4,746,447

Warrant liabilities		19,812,799
Preferred (conversion option) liabilities		25,158,016

TOTAL LIABILITIES		$53,058,298	$4,746,447

Commitments and contingencies	16	$-	$-

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized ; 7,187,368 and 7,887,368 issued and outstanding as of December 31,2009 and June 30, 2009 respectively.	11	$7,187	$7,887
Common stock - $0.001 par value 50,000,000 shares authorized;22,812,500 and 22,112,500 shares issued and outstanding as of December 31,2009 and June 30, 2009 respectively.	12	22,813	22,113
Additional paid-in capital	12	13,326,544	30,666,631
Statutory reserves		7,081,706	4,693,020
Retained earnings		(4,369,031)	17,456,857
Accumulated other comprehensive income		2,709,745	2,660,079

		$18,778,964	$55,506,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$71,837,262	$60,253,034

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 (RESTATED) AND 2008
(Stated in US Dollars) (Unaudited)

		Six months ended December 31,		Three months ended December 31,
	Notes	2009	2008	2009	2008
		(restated)		(restated)

Net revenues		$23,652,020	$17,340,054	$12,541,851	$8,142,807
Cost of sales		(9,482,017)	(7,011,661)	(5,161,926)	(3,404,087)

Gross profit		$14,170,003	$10,328,393	$7,379,925	$4,738,720

Operating expenses:
Selling		(2,117,990)	(1,756,476)	(1,116,378)	(885,639)
General and administrative		(1,514,850)	(1,102,185)	(767,122)	(505,699)

Operating income		$10,537,163	$7,469,732	$5,496,425	$3,347,382
Other income		15,595	7,316	15,595	-
Interest income		308,511	66,111	20,799	43,265
Changes in fair value of instrument - (loss)/gain		(22,261,851)		(15,358,928)

Income (loss) before income tax		$(11,400,582)	$7,543,159	$(9,826,109)	$3,390,647
Income tax	12	(2,667,743)	(1,884,281)	(1,387,740)	(858,086)

Net income (loss)		$(14,068,325)	$5,658,878	$(11,213,849)	$2,532,561
Foreign currency translation adjustment		49,666	74,279	(10,437)	5,373

Comprehensive income (loss)		$(14,018,659)	$5,733,157	(11,224,286)	2,537,934
Basic earnings (loss) per share	13	$(0.629)	$0.14	$(0.497)	$0.115

Diluted earnings (loss) per share	13	$(0.629)	$0.103	$(0.497)	$0.084
Basic weighted average shares outstanding	13	22,382,719	22,112,500	22,572,742	22,112,500
Diluted weighted average shares outstanding	13	22,382,719	29,999,868	22,572,742	29,999,868

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (RESTATED) AND 2008
(Stated in US Dollars) (Unaudited)

	six months ended December 31,
	2009	2008
	(Restated)
Cash flows from operating activities
Net income (loss)	$(14,068,325)	$5,658,878
Depreciation	209,176	83,329
Amortization	458,345	382,544
Changes in fair value of instrument - loss/(gain)	22,261,851

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(2,491,947)	(262,560)
Notes receivable	277,836	8,756
Other receivables	(17,346)	9,631
Prepaid VAT	194,712	-
Deposits and prepaid expenses	0	2,550
Advances to suppliers	(550,935)	(266,158)
Inventories	4,987	(544,614)
Notes payable	1,293,051	128,862
Accounts payable	849,169	(36,621)
Advances from customers	1,042,491	200,458
Other payables	291,807	(13,607)
Accruals	(55,970)	(4,541)
Income tax payable	(85,454)	(95,522)
Net cash provided by operating activities	$9,613,448	$5,251,385

Cash flows from investing activities
Purchase of property, plant and equipment	$(7,453,817)	$(103,563)
Deposit for land use right auction	0	(379,392)
Increase in pledged deposits	(4,017,931)	(128,862)

Net cash used in investing activities	$(11,471,748)	$(611,817)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $386,210	$0	$4,613,790
Net cash provided by financing activities	$0	$4,613,790

Net cash and cash equivalents (used) / sourced	$(1,858,300)	$9,253,358

Effect of foreign currency translation on cash and cash equivalents	29,748	34,982

Cash and cash equivalents–beginning of the period	38,988,958	21,313,484
Cash and cash equivalents–end of the period	$37,160,406	$30,601,824

Supplementary cash flow information:

Interest received	$308,511	$66,111

Tax paid	$2,753,197	$1,979,803

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

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the Preferred Shares issued in the June and July 2008 Private Placements.  The Certificate of Designations of the Preferred Shares includes a down-round provision pursuant to which, if the Company issues any additional shares of common stock at a per share price of less than $2.5357, the conversion ratio will be adjusted downward to reflect such lesser issued price for the first two years from the initial issuance date of the Preferred Shares. The Company performed a complete assessment of the Preferred Shares and concluded that the Preferred Shares issued in the June and July 2008 Private Placements is within the scope of ASC 815-40-55-33 due to the down-round provisions included in the terms of the agreements.  Pursuant to ASC 815-40-55-33, the down-round provision precludes the embedded conversion option of the Preferred Shares from being considered indexed to the entity’s own stock. Accordingly, ASC 815 should have been adopted as of July 1, 2009 by bifurcating the embedded conversion option of the Preferred Shares which should be recorded as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings.

The Company’s consolidated balance sheet as of December 31, 2009, as previously reported and as restated, is as follows:

	December 31, 2009
	As Previously Reported	Adjustment	As Restated

ASSETS
Current assets
Cash and cash equivalents	$37,160,406	$-	$37,160,406
Pledged deposits	4,959,811	-	4,959,811
Trade receivables	6,558,667	-	6,558,667
Notes receivable	14,626	-	14,626
Other receivables	40,354	-	40,354
Prepaid VAT	-	-	-
Advances to suppliers	880,196	-	880,196
Inventories	903,820	-	903,820

Total current assets	$50,517,880	$-	$50,517,880
Plant and equipment, net	12,425,112	-	12,425,112
Intangible assets, net	8,894,270	-	8,894,270

TOTAL ASSETS	$71,837,262	$-	$71,837,262

LIABILITIES AND STOCKHOLDERS’ EQUITY	-	-	-
Current liabilities	-	-	-
Notes payable	$2,278,965	$-	$2,278,965
Accounts payable	1,971,770	-	1,971,770
Advances from customers	1,285,956	-	1,285,956
Other payables	1,087,502	-	1,087,502
Accruals	75,746	-	75,746
Income tax payable	1,387,544	-	1,387,544

Total current liabilities	$8,087,483	$-	$8,087,483

Warrant liabilities	-	19,812,799	19,812,799
Preferred (conversion option) liabilities	-	25,158,016	25,158,016
TOTAL LIABILITIES	$8,087,483	$44,970,815	$53,058,298

Commitments and contingencies	$-	$-	$-

STOCKHOLDERS’ EQUITY	-	-	-
Preferred Stock – $0.001 par value 15,000,000 shares authorized ; 7,187,368 and 7,887,368 issued and outstanding as of December 31,2009 and June 30, 2009 respectively.	$7,187	$-	$7,187
Common stock - $0.001 par value 50,000,000 shares authorized; 22,812,500 and 22,112,500 shares issued and outstanding as of December 31,2009 and June 30, 2009 respectively.	22,813	-	22,813
Additional paid-in capital	30,666,631	(17,340,087)	13,326,544
Statutory reserves	7,081,706	-	7,081,706
Retained earnings (deficits)	23,261,697	(27,630,728)	(4,369,031)
Accumulated other comprehensive income	2,709,745	-	2,709,745
	$63,749,779	$(44,970,815)	$18,778,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,837,262	$-	$71,837,262

The Company’s consolidated statements of operations for the three months ended December 31, 2009, as previously reported and as restated, are as follows:

	Three months ended December 31, 2009
	As Previously Reported	Adjustment	As Restated

Net revenues	$12,541,851	$-	$12,541,851
Cost of sales	(5,161,926)	-	(5,161,926)

Gross profit	$7,379,925	$-	$7,379,925

Operating expenses:	-	-	-
Selling	(1,116,378)	-	(1,116,378)
General and administrative	(767,122)	-	(767,122)

Operating income	$5,496,425	$-	$5,496,425
Other income	15,595	-	15,595
Interest income	20,799	-	20,799
Changes in fair value of instruments - (loss)/gain	-	(15,358,928)	(15,358,928)

Income (loss) before income tax	$5,532,819	$(15,358,928)	$(9,826,109)
Income tax	(1,387,740)	-	(1,387,740)

Net income (loss)	$4,145,079	$(15,358,928)	$(11,213,849)
Foreign currency translation adjustment	(10,437)	-	(10,437)

Comprehensive income (loss)	4,134,642	(15,358,928)	(11,224,286)

Basic earnings (loss) per share	$0.184	$(0.681)	$(0.497)

Diluted earnings (loss) per share	$0.130	$(0.627)	$(0.497)

Basic weighted average share outstanding	22,570,742	-	22,570,742

Diluted weighted average share outstanding	31,999,449	(9,428,707)	22,570,742

The Company’s consolidated statements of operations for the six months ended December 31, 2009, as previously reported and as restated, are as follows:

	Six months ended December 31,2009
	As Previously Reported	Adjustment	As Restated

Net revenues	$23,652,020	$-	$23,652,020
Cost of sales	(9,482,017)	-	(9,482,017)

Gross profit	$14,170,003	$-	$14,170,003

Operating expenses:	-	-	-
Selling	(2,117,990)	-	(2,117,990)
General and administrative	(1,514,850)	-	(1,514,850)

Operating income	$10,537,163	$-	$10,537,163
Other income	15,595	-	15,595
Interest income	308,511	-	308,511
Changes in fair value of instruments - (loss)/gain	-	(22,261,851)	(22,261,851)

Income before income tax	$10,861,269	$(22,261,851)	$(11,400,582)
Income tax	(2,667,743)	-	(2,667,743)

Net income	$8,193,526	$(22,261,851)	$(14,068,325)
Foreign currency translation adjustment	49,666	-	49,666

Comprehensive income	8,243,192	(22,261,851)	(14,018,659)

Basic earnings (loss) per share	$0.366	$(0.995)	$(0.629)

Diluted earnings (loss) per share	$0.265	$(0.894)	$(0.629)

Basic weighted average share outstanding	22,382,719	-	22,382,719

Diluted weighted average share outstanding	30,923,656	(8,540,937)	22,382,719

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

6.	OTHER RECEIVABLES

	December 31, 2009	June 30, 2009

Disbursement and advances to employee	$19,144	$12,268
Tender deposits	17,551	$10,227
Sundry	3,659	$484
	$40,354	$22,979

7.	INVENTORIES

Inventories comprise the followings:

	December 31, 2009	June 30, 2009

Finished goods	$306,754	$236,574
Work in process	56,321	49,607
Raw materials	540,745	621,618
	$903,820	$907,799

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

9.	INTANGIBLE ASSETS, NET

	December 31, 2009	June 30, 2009

Land use rights, at cost	$2,791,468	$2,788,369
Less: accumulated amortization	(311,983)	(302,714)
	2,479,485	2,485,655
Patent rights, at costs	7,459,194	7,450,912
Less: accumulated amortization	(2,460,803)	(2,085,525)
	4,998,391	5,365,387
Others, at costs	1,520,024	1,518,336
Less: accumulated amortization	(103,630)	(27,056)
	1,416,394	1,491,280
	$8,894,270	$9,342,322

Amortization expenses included in the general and administrative expenses for the six months ended December 31, 2009 and 2008 were $458,345 and $382,544 respectively.

10.	OTHER PAYABLES

	December 31, 2009	June 30, 2009

Commission payables	$401,782	$312,365
Expense payables	17,829	12,389
Deposit for project	121,597	467,508
Sundry PRC taxes payables	526,484	-
Sundry	19,810	2,492

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

11.	PREFERRED STOCK AND WARRANTS

On June 11, 2008, the Company sold 5,915,526 shares of Preferred Shares  and various stock purchase warrants for cash consideration totaling $15 million dollars (the “June 2008 Financing”). The exercise price, expiration date and number of share eligible to be purchased with the warrants are summarized in the following table:

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

The Preferred Shares have liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Preferred Shares.  In the event of a liquidation of the Company, holders of Preferred Shares are entitled to receive a distribution equal to $2.5357 per share of Preferred Shares prior to any distribution to the holders of common stock or any other stock that ranks junior to the Preferred Shares. The Preferred Shareholders are not entitled to dividends unless paid to Common Shareholders. Any dividend paid will have the same record and payment date and terms as the dividend payable to the Common Stock. The Preferred Shares will participate based on their respective as-if conversion rates if the Company declares any dividends.  Holders of Preferred Shares also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Preferred Shares. At any time, each Preferred Share is convertible into 1 share of Common Stock adjusted from time to time to the Conversion Rate. The Conversion Rate is computed as the Liquidation Preference Amount ($2.5357 per share) divided by the Conversion Price. The Conversion Price is initially $2.5357 per share but can adjust for anti-dilution.

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

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. During the six months ended December 31, 2009, 700,000 shares of common stocks were converted from preferred stock. The common stocks are $22,813 and $22,113 with paid-in capital $30,666,631 as of December 31, 2009 and June 30, 2008 respectively.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

14.	EARNINGS (LOSS) PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended December 31,		For the three months ended December 31,
	2009	2008	2009	2008
Earnings (loss):

Net income (loss) for the year	$(14,068,325)	$5,658,878	$(11,213,849)	2,532,561
Non-Cash Dividends on convertible preferred stock	-	(2,560,186)	-	-

Earnings (loss) for the purpose of basic earnings per share	$(14,068,325)	$3,098,692	$(11,213,849)	$2,532,561

Effect of dilutive potential common stock	-	-	-	-

Earnings (loss) for the purpose of dilutive earnings (loss) per share	$(14,068,325)	$3,098,692	$(11,213,849)	$2,532,561

Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	22,382,719	22,112,500	22,570,742	22,112,500
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	-	7,887,368	-	7,887,368
-Conversion of A Warrant	-	-	-	-

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	22,382,719	29,999,868	22,570,742	29,999,868

Earnings (loss) per share:

Basic earnings (loss) per share	$(0.629)	$0.140	$(0.497)	$0.115

Dilutive earnings (loss) per share	$(0.629)	$0.103	$(0.497)	$0.084

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

Changes in fair value of instruments

For the three months ended December 31, 2009, the Company incurred non-cash expense for aggregate amount of approximately $15.4 million related to its issuance of Series A warrants and Series A convertible preferred stock in the private placements in June and July, 2008 pursuant to provision of FASB ASC Topic 815,”Derivative and Hedging”(“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in USD; The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both Series A warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended December 31, 2009.

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

Changes in fair value of instruments

For the six months ended December 31, 2009, the Company incurred non-cash expense for aggregate amount of approximately $22.3 million related to its issuance of Series A warrants and Series A convertible preferred stock in the private placements in June and July, 2008 pursuant to provision of FASB ASC Topic 815,”Derivative and Hedging”(“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in USD. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both Series A warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the six months ended December 31, 2009.

Income Tax Expenses

Income tax for the six months ended December 31, 2009 was $2,667,743, an increase of $783,462 or 41.6%  from $1,884,281 for the comparable period in 2008. The effective tax rates were 25% for both of the six months ended December 31, 2009 and 2008.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended December 31, 2009 was $38,988,958 and decreased to $37,160,406 by the end of the period, a decrease of $1,828,552 or 4.7%. The net change in cash and cash equivalents represented a decrease of $11,116,893 or 119.7% from $9,288,340 for the comparable period in 2008.

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

Changes in internal controls

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Since this time, the Company has set up an internal control department with qualified accounting staff, including a qualified chief financial officer, which directly reports to the Company’s independent Audit Committee. Management believes this will help strengthen the general internal control process.

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