Form 10-Q/A
period 2010-03-31
Shengkai Innovations, Inc.
filed 2010-08-19
CIK 1327364

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on May 14, 2010 with the Securities and Exchange Commission.  We are amending and restating our financial statements and notes thereto to reclassify outstanding Series A warrants as a liability pursuant to ASC 815-40-15-7I, to reclassify the embedded conversion option of the outstanding Series A preferred stock as a liability pursuant to ASC 815-40-55-33, and to add disclosure of our accounting policy regarding changes in fair value of instruments.

We have also amended “Item 4 - Controls and Procedures” to disclose the ineffectiveness in the Company’s disclosure controls and procedures as of December 31, 2009.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to May 14, 2010, the filing date of the original report.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010 (UNAUDITED) (RESTATED) AND JUNE 30, 2009 (AUDITED)
(Stated in US Dollars)

	Note	March 31, 2010	June 30, 2009
		(Unaudited)	(Audited)
		(Restated)
ASSETS
Current assets
Cash and cash equivalents		$22,942,461	$38,988,958
Pledged deposits	5	3,062,264	940,488
Trade receivables		6,147,211	4,061,706
Notes receivable		277,205	292,193
Other receivables	6	57,061	22,979
Prepaid VAT		0	194,535
Advances to suppliers		12,684,349	328,785
Inventories	7	1,769,526	907,799

Total current assets		$46,940,077	$45,737,443
Plant and equipment, net	8	22,354,785	5,173,269
Intangible assets, net	9	8,668,998	9,342,322

TOTAL ASSETS		$77,963,860	$60,253,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$3,265,078	$984,561
Accounts payable		2,675,276	1,121,185
Advances from customers		892,620	242,986
Other payables	10	737,207	794,754
Accruals		91,186	131,581
Income tax payable		977,668	1,471,380

Total current liabilities		$8,639,035	$4,746,447

Warrant liabilities		38,325,263
Preferred (conversion option) liabilities		39,623,624

TOTAL LIABILITIES		$86,587,922	$4,746,447

Commitments and contingencies	17	$-	$-

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 shares authorized ; 6,987,368 and 7,887,368 issued and outstanding as of March 31, 2010 and June 30, 2009 respectively.	11	$6,987	$7,887
Common stock - $0.001 par value 50,000,000 shares authorized; 23,012,500 and 22,112,500 shares issued and outstanding as of March 31, 2010 and June 30, 2009 respectively.	12	23,013	22,113
Additional paid-in capital	12	16,186,035	30,666,631
Statutory reserves		7,081,706	4,693,020
Retained earnings (deficits)		(34,655,272)	17,456,857
Accumulated other comprehensive income		2,733,469	2,660,079

		$(8,624,062)	$55,506,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$77,963,860	$60,253,034

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009
(Stated in US Dollars) (Unaudited)

		Nine months ended March 31,		Three months ended March 31,
	Notes	2010	2009	2010	2009
		(restated)		(restated)

Net revenues		$38,193,092	$17,340,054	$14,541,072	$8,142,807
Cost of sales		(15,397,096)	(7,011,661)	(5,915,079)	(3,404,087)

Gross profit		$22,795,996	$10,328,393	$8,625,993	$4,738,720

Operating expenses:
Selling		(3,521,765)	(1,756,476)	(1,403,775)	(885,639)
General and administrative		(4,618,265)	(1,102,185)	(3,103,415)	(505,699)

Operating income		$14,655,966	$7,469,732	$4,118,803	$3,347,382
Other income		224,357	7,316	208,762	-
Interest income		350,602	66,111	42,091	43,265
Changes in fair value of instruments - (loss)/gain		(55,939,985)		(33,678,134)

Income (loss) before income taxes		$(40,709,060)	$7,543,159	$(29,308,478)	$3,390,647
Provision for Income taxes	14	(3,645,506)	(1,884,281)	(977,763)	(858,086)

Net income (loss)		$(44,354,566)	$5,658,878	$(30,286,241)	$2,532,561
Foreign currency translation adjustment		23,725	74,279	(25,941)	59,785

Comprehensive income (loss)		$(44,330,841)	$5,733,157	(30,312,182)	2,592,346

Basic earnings (loss) per share	15	$(1.964)	$0.140	$(1.318)	$0.115

Diluted earnings (loss) per share	15	$(1.964)	$0.103	$(1.318)	$0.084

Basic weighted average share outstanding	15	22,582,391	22,112,500	22,985,833	22,112,500

Diluted weighted average share outstanding	15	22,582,391	29,999,868	22,985,833	29,999,868

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009
(Stated in US Dollars) (Unaudited)

	Nine months ended March 31,
	2010	2009
	(Restated)
Cash flows from operating activities
Net income (loss)	$(44,354,566)	$9,177,928
Depreciation	315,430	125,490
Amortization	687,675	573,995
Changes in fair value of instruments - loss/(gain)	55,939,985
Share-based compensation	2,159,429	-
Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(2,079,840)	(1,139,996)
Notes receivable	15,356	8,758
Other receivables	(34,045)	1,122
Prepaid VAT	194,736	-
Deposits and prepaid expenses	-	2,551
Advances to suppliers	(438,387)	(812,803)
Inventories	(860,367)	(605,105)
Notes payable	2,278,721	1,470,853
Accounts payable	1,552,294	196,381
Advances from customers	649,170	560,207
Other payables	(58,544)	223,953
Accruals	(40,552)	(47,714)
Income tax payable	(495,466)	211,692
Net cash provided by operating activities	$15,431,029	$9,947,312

Cash flows from investing activities
Purchase of property, plant and equipment	$(17,486,268)	$(122,443)
Decrease/(increase) in advances to suppliers	(11,913,814)	-
Increase in restrictive cash	(2,120,563)	(536,674)
Payment of intangible assets		(1,894,339)
Net cash used in investing activities	$(31,523,270)	$(2,553,456)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $386,210	$-	$4,613,790
Net cash provided by financing activities	$-	$4,613,790

Net cash and cash equivalents (used) / sourced	$(16,092,241)	$12,007,646

Effect of foreign currency translation on cash and cash equivalents	45,744	73,844

Cash and cash equivalents–beginning of the period	38,988,958	21,313,484
Cash and cash equivalents–end of the period	$22,942,461	$33,394,974

Supplementary cash flow information:

Interest received	$350,594	$162,750

Tax paid	$4,140,972	$2,838,793

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

The Company’s consolidated balance sheet as of March 31, 2010, as previously reported and as restated, is as follows:

	March 31, 2010
	As Previously Reported	Adjustment	As Restated

ASSETS
Current assets
Cash and cash equivalents	$22,942,461	$-	$22,942,461
Pledged deposits	3,062,264	-	3,062,264
Trade receivables	6,147,211	-	6,147,211
Notes receivable	277,205	-	277,205
Other receivables	57,061	-	57,061
Prepaid VAT	-	-	-
Advances to suppliers	12,684,349	-	12,684,349
Inventories	1,769,526	-	1,769,526

Total current assets	$46,940,077	$-	$46,940,077
Plant and equipment, net	22,354,785	-	22,354,785
Intangible assets, net	8,668,998	-	8,668,998

TOTAL ASSETS	$77,963,860	$-	$77,963,860
LIABILITIES AND STOCKHOLDERS’ EQUITY	-	-	-
Current liabilities	-	-	-
Notes payable	$3,265,078	$-	$3,265,078
Accounts payable	2,675,276	-	2,675,276
Advances from customers	892,620	-	892,620
Other payables	737,207	-	737,207
Accruals	91,186	-	91,186
Income tax payable	977,668	-	977,668

Total current liabilities	$8,639,035	$-	$8,639,035

Warrant liabilities	-	38,325,263	38,325,263
Preferred (conversion option) liabilities	-	39,623,624	39,623,624

TOTAL LIABILITIES	$8,639,035	$77,948,887	$86,587,922

Commitments and contingencies	$-	$-	$-

STOCKHOLDERS’ EQUITY	-	-	-
Preferred Stock – $0.001 par value 15,000,000 shares authorized ; 6,987,368 and 7,887,368 issued and outstanding as of March 31, 2010 and June 30, 2009 respectively.	$6,987	$-	$6,987
Common stock - $0.001 par value 50,000,000 shares authorized; 23,012,500 and 22,112,500 shares issued and outstanding as of March 31, 2010 and June 30, 2009 respectively.	23,013	-	23,013
Additional paid-in capital	32,826,060	(16,640,025)	16,186,035
Statutory reserves	7,081,706	-	7,081,706
Retained earnings (deficits)	26,653,590	(61,308,862)	(34,655,272)
Accumulated other comprehensive income	2,733,469	-	2,733,469

	$69,324,825	$(77,948,887)	$(8,624,062)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,963,860	$-	$77,963,860

The Company’s consolidated statements of operations for the three months ended March 31, 2010, as previously reported and as restated, are as follows:

	Three months ended March 31, 2010
	As Previously Reported	Adjustment	As Restated

Net revenues	$14,541,072	$-	$14,541,072
Cost of sales	(5,915,079)	-	(5,915,079)

Gross profit	$8,625,993	$-	$8,625,993

Operating expenses:	-	-	-
Selling	(1,403,775)	-	(1,403,775)
General and administrative	(3,103,415)	-	(3,103,415)

Operating income	$4,118,803	$-	$4,118,803
Other income	208,762	-	208,762
Interest income	42,091	-	42,091
Changes in fair value of instruments - (loss)/gain	-	(33,678,134)	(33,678,134)

Income (loss) before income taxes	$4,369,656	$(33,678,134)	$(29,308,478)
Provision for Income taxes	(977,763)	-	(977,763)

Net income (loss)	$3,391,893	$(33,678,134)	$(30,286,241)
Foreign currency translation adjustment	(25,941)	-	(25,941)

Comprehensive income (loss)	$3,365,952	$(33,678,134)	$(30,312,182)

Basic earnings (loss) per share	$0.148	$(1.466)	$(1.318)

Diluted earnings (loss) per share	$0.095	$(1.413)	$(1.318)

Basic weighted average share outstanding	22,985,833	-	22,985,833

Diluted weighted average share outstanding	35,627,204	(12,641,371)	22,985,833

The Company’s consolidated statements of operations for the nine months ended March 31, 2010, as previously reported and as restated, are as follows:

	Nine months ended March 31, 2010
	As Previously Reported	Adjustment	As Restated

Net revenues	$38,193,092	$-	$38,193,092
Cost of sales	(15,397,096)	-	(15,397,096)

Gross profit	$22,795,996	$-	$22,795,996

Operating expenses:	-	-	-
Selling	(3,521,765)	-	(3,521,765)
General and administrative	(4,618,265)	-	(4,618,265)

Operating income	$14,655,966	$-	$14,655,966
Other income	224,357	-	224,357
Interest income	350,602	-	350,602
Changes in fair value of instruments - (loss)/gain	-	(55,939,985)	(55,939,985)

Income (loss) before income taxes	$15,230,925	$(55,939,985)	$(40,709,060)
Provision for Income taxes	(3,645,506)	-	(3,645,506)

Net income (loss)	$11,585,419	$(55,939,985)	$(44,354,566)
Foreign currency translation adjustment	23,725	-	23,725

Comprehensive income (loss)	$11,609,144	$(55,939,985)	$(44,330,841)

Basic earnings (loss) per share	$0.513	$(2.477)	$(1.964)

Diluted earnings (loss) per share	$0.347	$(2.311)	$(1.964)

Basic weighted average share outstanding	22,582,391	-	22,582,391

Diluted weighted average share outstanding	33,404,014	(10,821,623)	22,582,391

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

6.	OTHER RECEIVABLES

	March 31, 2010	June 30, 2009

Disbursement and advances to employee	$53,726	$12,268
Tender deposits	3,335	$10,227
Sundry	-	$484

	$57,061	$22,979

7.	INVENTORIES

Inventories comprise the followings:

	March 31, 2010	June 30, 2009

Finished goods	$918,771	$236,574
Work in process	53,529	49,607
Raw materials	797,226	621,618

	$1,769,526	$907,799

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

9.	INTANGIBLE ASSETS, NET

	March 31, 2010	June 30, 2009

Land use rights, at cost	$2,791,917	$2,788,369
Less: accumulated amortization	(316,501)	(302,714)

	2,475,416	2,485,655

Patent rights, at costs	7,460,394	7,450,912
Less: accumulated amortization	(2,647,708)	(2,085,525)

	4,812,686	5,365,387

Others, at costs	1,522,894	1,518,336
Less: accumulated amortization	(141,998)	(27,056)

	1,380,896	1,491,280

	$8,668,998	$9,342,322

Amortization expenses included in the general and administrative expenses for the nine months ended March 31, 2010 and 2009 were $687,675 and $573,995 respectively.

10.	OTHER PAYABLES

	March 31, 2010	June 30, 2009

Commission payables	$319,324	$312,365
Expense payables	3,448	12,389
Deposit for project	120,471	467,508
Sundry PRC taxes payables	244,975	-
Sundry	48,989	2,492

	$737,207	$794,754

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

The Company recognized a beneficial conversion feature discount on the Preferred Shares at their intrinsic value, which was the fair value of the common stock at the commitment date for the Preferred Shares investment, less the effective conversion price but limited to the $15 million of proceeds received from the sale. The Company recognized the $7.8 million beneficial conversion feature in the equity as a transfer from retained earnings to additional paid in capital as dividends in the accompanying consolidated financial statements on the date of issuance of the Preferred Shares since the Preferred Shares were convertible at the issuance date.

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

The gross proceeds of the transaction were $5 million. The proceeds from the transaction were allocated to the Preferred Shares, Warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants was not classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions:  common stock fair market value of $2.55, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

The Company recognized a beneficial conversion feature discount on the Preferred Shares at its intrinsic value, which was the fair value of the common stock at the commitment date for the Preferred Shares investment, less the effective conversion price but limited to the $5 million of proceeds received from the sale. The Company recognized the $2.6 million beneficial conversion feature in the equity as a transfer from retained earnings to additional paid in capital as dividends in the accompanying consolidated financial statements on the date of issuance of the Series A preferred shares since the Preferred Shares were convertible at the issuance date.

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

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the warrants issued in the Private Placements in June and July, 2008, the denominated currency of the strike price of which is different from the entity’s functional currency.  According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. The Company’s primary operations are conducted in the PRC through its subsidiary, Tianjin Shengkai Industrial Technology Development Company Limited, and the operating incomes and expenses are transacted in Renminbi (RMB), which is different from the strike price of the warrants, which are denominated in US dollars. Therefore, the Company determined that  warrants shall not be considered indexed to the entity’s own stock and hence adjusted the classification of the Warrants effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by recording the warrants as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

15.  EARNINGS (LOSS) PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the nine months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009
Earnings:

Net income for the year	$(44,354,566)	9,177,928	$(30,286,241)	3,519,050
Non-Cash Dividends on convertible preferred stock	-	(2,560,186)	-	-

Earnings for the purpose of basic earnings per share	$(44,354,566)	$6,617,742	$(30,286,241)	$3,519,050

Effect of dilutive potential common stock	-	-	-	-

Earnings for the purpose of dilutive earnings per share	$(44,354,566)	$6,617,742	$(30,286,241)	$3,519,050

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	22,582,391	22,112,500	22,985,833	22,112,500
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	-	7,887,368	-	7,887,368
-Exercise of A Warrants	-	-	-	-
-Exercise of options	-	-	-	-

Weighted average number of common stock for the purpose of dilutive earnings per share	22,582,391	29,999,868	22,985,833	29,999,868

Earnings per share:

Basic earnings per share	$(1.964)	$0.299	$(1.318)	$0.159

Dilutive earnings per share	$(1.964)	$0.221	$(1.318)	$0.117

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

17.  COMMITMENTS AND CONTINGENCY

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

18.  SEGMENT INFORMATION

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

Changes in fair value of instruments

For the three months ended March 31, 2010, the Company incurred non-cash expense for aggregate amount of approximately $ 33.7 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008 pursuant to provision of FASB ASC Topic 815,”Derivative and Hedging”(“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in USD; The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both Series A warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended March 31, 2010.

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

Changes in fair value of instruments

For the nine months ended March 31, 2010, the Company incurred non-cash expense for aggregate amount of approximately $ 55.9 million related to its issuance of Series A warrants and Series A convertible preferred stock in the private placements in June and July 2008 pursuant to provision of FASB ASC Topic 815,”Derivative and Hedging”(“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in USD. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both Series A warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the nine months ended March 31, 2010.

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

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price was approximately $1.8 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company due to pay the bid price in full by March 25, 2009. The land was purchased with plans to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled 29,760,761 (RMB203,496,051), of which $17,463,708 (RMB119,412,120) had been paid as of March 31, 2010. The balance of $12,297,053 (RMB84,083,931) will be settled by the end of calendar year 2010. Certain equipment and machinery contracts have also been executed, total amount of which was approximately $16,339,750 (RMB111,726,800), of which $11,884,067 (RMB81,260,040) had been paid as of March 31, 2010. The balance of $4,455,683 (RMB30,466,760) will be settled by the end of calendar year 2010.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and David Ming He, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based upon that evaluation, the Company’s CEO and CFO also concluded that, as of the date of evaluation, the Company did not have a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. In particular, it identified a material weakness in the Company’s internal control over financial reporting with respect to, among other things, the proper classification of all its costs directly associated with the generation in its cost of services. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal controls

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Since this time, the Company has set up an internal control department with qualified accounting staff, including a qualified chief financial officer, which directly reports to the Company’s independent Audit Committee. Management believes this will help strengthen the general internal control process.

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