Form 10-K
period 2010-06-30
Shengkai Innovations, Inc.
filed 2010-09-28
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ___________

Commission file number: 001-34587

SHENGKAI INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	11-3737500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

No. 27, Wang Gang Road, Jin Nan (Shuang Gang) Economic and Technology Development Area Tianjin, People’s Republic of China	300350
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + (86) 22-2858-8899

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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
☒ Yes                                ☐ No
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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates was approximately $27,874,375 based upon the closing price of the common stock ($5.15) as quoted by NASDAQ on December 31, 2009.

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

As of September 20, 2010, there were 23,191,165 issued and outstanding shares of the issuer’s common stock.

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

Currency, exchange rate, and “China” and other references

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the Renminbi. According to the currency exchange website www.xe.com, on September 20, 2010, $1.00 was equivalent to 6.7169 yuan.

References to “PRC” and “China” are to the People’s Republic of China.

References to “Shengkai” are to Tianjin Shengkai Industrial Technology Development Co. Ltd., a PRC company that we control.

Unless otherwise specified or required by context, references to “Southern Sauce Company, Inc.,” “we,” “the Company”, “our” and “us” refer collectively to (i) Shengkai Innovations, Inc. (formerly known as “Southern Sauce Company, Inc.”), (ii) the subsidiaries of the Company, Shen Kun International Limited, a British Virgin Islands limited liability company (“Shen Kun”), Shengkai (Tianjin) Limited, a wholly foreign-owned enterprise under the laws of the PRC (“SK WFOE”), Shengkai (Tianjin) Trading Ltd., a wholly-owned subsidiary of SK WFOE incorporated under the laws of the PRC, and (iii) Shengkai.

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

2

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

Immediately following the reverse merger transaction, our corporate structure was as follows:

Shen Kun was incorporated under the laws of the British Virgin Islands on November 7, 2007, and Shen Kun formed SK WFOE under the name “Sheng Kai (Tianjin) Ceramic Valves Co., Ltd.” as a wholly foreign-owned enterprise under the laws of the PRC on April 9, 2008.  SK WFOE was subsequently renamed as “Shengkai (Tianjin) Limited” on April 15, 2010.

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

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by SK WFOE, was organized as a wholly foreign-owned enterprise under the laws of the PRC on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers.

Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. As a result, SK WFOE entered into a series of agreements with Shengkai which we believe give us effective control over the business of Shengkai, the entity through which we now operate our business. These agreements are described above in the section entitled “Contractual Agreements with Shengkai.”

Our executive offices are located at No. 27, Wang Gang Road, Jin Nan (Shuang Gang) Economic and Technology Development Area, Tianjin, PRC 300350, and our telephone number is (86) 22-2859-8899. Our website is www.shengkaiinnovations.com. Information on our website or any other website is not a part of this report.

Reverse Merger and Private Placements

In June and July 2008, we consummated a number of related transactions through which we acquired control of Shengkai, a PRC-based company and consummated two private placements for gross proceeds of $15 million and $5 million, respectively (the “Private Placements”).

We acquired control of Shengkai through two separate transactions: (i) a restructuring transaction which granted control of Shengkai to another PRC entity, SK WFOE, and (ii) a reverse merger transaction transferring control of SK WFOE to the Company. We refer to the restructuring transaction and the reverse merger transaction together as the “Reverse Merger.”

Restructuring Transaction: Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. As a result, SK WFOE entered into a series of agreements with Shengkai which we believe gives us effective control over the business of Shengkai.

Reverse Merger Transaction:  In the reverse merger transaction, through our wholly-owned subsidiary Shen Kun Acquisition Sub Limited, we acquired control of Shen Kun, a British Virgin Islands company and the parent company of SK WFOE, by issuing to the Shen Kun Shareholders 20,550,000 shares of our common stock, as consideration for all of the outstanding capital stock of Shen Kun.

Private Placements : In connection with the reverse merger transaction, on June 11, 2008 we sold to Vision Opportunity China LP Units (the “Units”) for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit (the “June 2008 Financing”). Each Unit consists of one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), convertible into one share of common stock, par value $0.001 per share (the “common stock”), and one Series A Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock (“Warrant”).

Additionally, on July 18, 2008, we sold Units to Blue Ridge Investments, LLC for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit (the “July 2008 Financing”). Each Unit consists of one share of Series A Preferred Stock, convertible into one share of common stock, and one Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock.

A detailed description of the agreements entered into in connection with the Reverse Merger and Private Placements is provided below.

PRC Restructuring

The PRC restructuring transaction was effected by the execution of five agreements between SK WFOE, on the one hand, and Shengkai (and in some cases the shareholders of Shengkai), on the other hand (the “PRC Restructuring Agreements”). Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. To comply with these restrictions, in conjunction with the reverse acquisition, we (via our wholly-owned subsidiary, SK WFOE) entered into and consummated certain contractual arrangements with Shengkai and their respective shareholders pursuant to which we provide these companies with technology consulting and management services. Through these contractual arrangements, we have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Shengkai and operate our business in the PRC through Shengkai, we are considered the primary beneficiary of Shengkai.

On May 30, 2008, we entered into the following contractual arrangements, each of which are enforceable and valid in accordance with the laws of the PRC:

Consigned Management Agreement

The Consigned Management Agreement, among SK WFOE, Shengkai, and all of the shareholders of Shengkai, provides that SK WFOE will provide financial, business, technical and human resources management services to Shengkai that will enable SK WFOE to control Shengkai’s operations, assets and cash flow, and in exchange, Shengkai will pay a management fee to SK WFOE equal to 2% of Shengkai’s annual revenue. The management fee for each year is due by January 31 of the following year. The term of the agreement is until SK WFOE acquires all of the equity or assets of Shengkai.

Technology Service Agreement

The Technology Service Agreement, among SK WFOE, Shengkai, and all of the shareholders of Shengkai, provides that SK WFOE will provide technology services, including the selection and maintenance of Shengkai’s computer hardware and software systems and training of Shengkai employees in the use of those systems. SK WFOE will also provide research and development into new formulations of ceramics and methods that will increase the toughness and machinability of ceramics, raise manufacturing ceramic materials burn rate and lower sintering temperature, and lower production costs. The agreement also provides that SK WFOE will train Shengkai’s staff to increase productive use of the new equipments and increase Shengkai’s overall production capacity.

As consideration for such services, Shengkai will pay a technology service fee to SK WFOE equal to 1% of Shengkai’s annual revenue. The technology service fee for each year is due by January 31 of the following year. The term of the agreement is until SK WFOE acquires all of the equity or assets of Shengkai.

Loan Agreement

The Loan Agreement, among SK WFOE and all of the shareholders of Shengkai, provides that SK WFOE will make a loan in the aggregate principal amount of RMB49,000,000 (approximately $7,153,702) to the shareholders of Shengkai, each shareholder receiving a share of the loan proceeds proportional to its shareholding in Shengkai, and in exchange each shareholder agreed (i) to contribute all of its proceeds from the loan to the registered capital of Shengkai in order to increase the registered capital of Shengkai, (ii) to cause Shengkai to complete the process of registering the increase in its registered capital with PRC regulatory authorities within 30 days after receiving the loan, and (iii) to pledge their equity to SK WFOE under the Equity Pledge Agreement described below.

The loan is repayable at the option of SK WFOE either in cash or by transfer of Shengkai equity or all of its assets to SK WFOE. The loan does not bear interest, except that if (x) SK WFOE is able to purchase the equity or assets of Shengkai, and (y) the lowest allowable purchase price for that equity or those assets under PRC law is greater than the principal amount of the loan, then, insofar as it is allowable under PRC law, interest will be deemed to have accrued on the loan in an amount equal to the difference between the lowest allowable purchase price for Shengkai and the principal amount of the loan. The effect of this interest provision is that, if and when permitted under PRC law, SK WFOE may acquire all of the equity or assets of Shengkai by forgiving the loan, without making any further payment.

If the principal amount of the loan is greater than the lowest allowable purchase price for the equity or assets of Shengkai under PRC law, then even though one might expect that SK WFOE would be entitled to receive the difference between those two amounts in repayment of the loan, Shengkai is not obligated to make such a payment. The effect of this provision is that (insofar as allowable under PRC law) Shengkai may satisfy its repayment obligations under the loan by transferring all of its equity or assets to SK WFOE, without making any further payment.

The Loan Agreement also contains agreements from the shareholders of Shengkai that during the term of the agreement, they will elect as directors of Shengkai only candidates nominated by SK WFOE, and they will use their best efforts to ensure that Shengkai does not take certain actions without the prior written consent of SK WFOE, including (i) supplementing or amending its articles of association or bylaws, (ii) changing its registered capital or shareholding structure, (iii) transferring, mortgaging or disposing of any interests in its assets or income, or encumbering its assets or income in a way that would affect SK WFOE’ security interest, (iv) incurring or guaranteeing any debts not incurred in its normal business operations, (v) entering into any material contract (exceeding RMB 3,000,000, or approximately $439,741, in value), unless it is necessary for the company’s normal business operations; (vi) providing any loan or guarantee to any third party; (vii) acquiring or consolidating with any third party, or investing in any third party; and (viii) distributing any dividends to the shareholders in any manner. In addition, the Loan Agreement provides that at SK WFOE’ request, Shengkai will promptly distribute all distributable dividends to the shareholders of Shengkai.

The funds that SK WFOE used to make the loan came from the proceeds received by us, its indirect parent company, in the Private Placements described in further detail below.

Exclusive Purchase Option Agreement

The Exclusive Purchase Option Agreement, among SK WFOE, Shengkai, and all of the shareholders of Shengkai, provides that Shengkai will grant SK WFOE an irrevocable and exclusive right to purchase all or part of Shengkai’s assets, and the shareholders of Shengkai will grant SK WFOE an irrevocable and exclusive right to purchase all or part of their equity interests in Shengkai. Either right may be exercised by SK WFOE in its sole discretion at any time that the exercise would be permissible under PRC law, and the purchase price for SK WFOE’ acquisition of equity or assets will be the lowest price permissible under PRC law. Shengkai and its shareholders are required to execute purchase agreements and related documentation within 30 days of receiving notice from SK WFOE that it intends to exercise its right to purchase.

The Exclusive Purchase Option Agreement contains agreements from Shengkai and its shareholders that they will refrain from taking actions, such as voting to dissolve or declaring dividends, that could impair SK WFOE’s security interest in the equity of Shengkai or reduce its value. These agreements are substantially the same as those contained in the Loan Agreement described above.

The agreement will remain effective until SK WFOE or its designees have acquired 100% of the equity interests of Shengkai or substantially all of the assets of Shengkai. The exclusive purchase options were granted under the agreement on May 30, 2008.

Equity Pledge Agreement

The Equity Pledge Agreement, among SK WFOE, Shengkai, and all of the shareholders of Shengkai, provides that the shareholders of Shengkai will pledge all of their equity interests in Shengkai to SK WFOE as a guarantee of the performance of the shareholders’ obligations and Shengkai’s obligations under each of the other PRC restructuring agreements. The Equity Pledge Agreement contains promises from Shengkai and its shareholders that they will refrain from taking actions, such as voting to dissolve or declaring dividends, that could impair SK WFOE’ security interest in the equity of Shengkai or reduce its value. These promises are substantially the same as those contained in the Loan Agreement described above.

Under the Equity Pledge Agreement, the shareholders of Shengkai have also agreed (i) to cause Shengkai to have the pledge recorded at the appropriate office of the PRC Bureau of Industry and Commerce, (ii) to deliver any dividends received from Shengkai during the term of the agreement into an escrow account under the supervision of SK WFOE, and (iii) to deliver Shengkai’s official shareholder registry and certificate of equity contribution to SK WFOE. Additionally, on July 3, 2008, a Supplementary Agreement to the Equity Pledge was executed to authorize SK WFOE to fully and completely represent all shareholders of Shengkai to exercise their shareholder's rights in Shengkai, including shareholders’ voting rights at shareholder meetings.

Completion of the PRC Restructuring

The PRC Restructuring Agreements were executed on May 30, 2008. As of June 30, 2009, 100% of the registered capital of SK WFOE had been contributed in accordance with the PRC restructuring agreements.

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

Under the terms of the Merger Agreement and Plan of Reorganization, we acquired control of Shen Kun, a British Virgin Islands company and the parent company of SK WFOE, a wholly foreign-owned entity organized under the laws of the PRC, by issuing 20,550,000 shares of common stock to the Shen Kun shareholders as merger consideration for 100% of the common stock of Shen Kun. Immediately after the closing of the Merger Agreement and Plan of Reorganization, we had a total of 22,112,500 shares of common stock outstanding, with the Shen Kun shareholders (and their assignees) owning approximately 92.9% of our outstanding common stock on a non-diluted basis. Shen Kun Acquisition Sub Limited was dissolved and Shen Kun, the surviving entity, became our wholly-owned subsidiary.

Private Placement (June 2008 Financing)

In connection with the consummation of the reverse merger transaction, on June 11, 2008 we consummated a financing for the sale of Units for the aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit (“the June 2008 Financing”). Each Unit consists of one share of the Company’s Series A Preferred Stock, convertible into one share of common stock, and one Warrant equal to 120% of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock. The description of other material terms and conditions of the June 2008 Financing are set forth below.

Securities Purchase Agreement

In connection with the reverse merger transaction, on June 10, 2008 we entered into and on June 11, 2008 consummated a Securities Purchase Agreement (the “June 2008 Purchase Agreement”) with certain Purchasers, namely Vision Opportunity China LP, for the sale of Units at an aggregate purchase price of $15,000,000, each unit consisting of one share of Series A Preferred Stock and one Warrant with an exercise price of $3.52 per share, exercisable for a period of five years from the closing date.

On June 11, 2008, the aggregate purchase price paid for the Units was $15,000,000 (the “First Closing”). Pursuant to the June 2008 Purchase Agreement, on or before June 30, 2008, we had the option to sell in a second closing an additional number of Units for an aggregate price that was the difference between the gross proceeds from the First Closing and $20,000,000 (the “Second Closing”).

Each share of Series A Preferred Stock is convertible, at the option of the holder, into one share of our common stock, subject to certain limitations, conditions and anti-dilutive adjustments, and to a 9.9% limitation on beneficial ownership of stock. As such, the Series A Preferred Stock are convertible into an aggregate of 5,915,526 shares of our common stock    In the event that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party, a holder has the right to exercise certain buy-in rights, pursuant to which the Company shall either (i) compensate the actual loss suffered by the holder in this required transaction due to failure of delivery of common stock by the Company (based on that (x) the amount of the total purchase price exceeds (y) the amount obtained from the sale order), or either (i) reinstate the shares of the Series A Preferred Stock that was intended to be converted, or (ii) deliver the number of shares of common stock that should have been issued if the conversion had been honored.

The Warrants are exercisable in the aggregate for up to 7,098,632 shares of our common stock, or 120% of the total number of shares of common stock issuable upon conversion of the Series A Preferred Stock purchased by each Purchaser, subject to a 9.9% limitation on beneficial ownership of common stock. The Warrants are exercisable for a term of five years from June 10, 2008 and may be exercised at any time after 18 months following June 10, 2008 if we do not have an effective registration statement to cover the common stock underlying the Warrants.  In the event that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party, a holder has the right to exercise certain buy-in rights, pursuant to which the Company shall (i) compensate the actual loss suffered by the holder in this required transaction due to failure of delivery of common stock by the Company (based on that (x) the amount of the total purchase price exceeds (y) the amount obtained from the sale order), and either (i) reinstate the shares of the Series A Preferred Stock that was intended to be converted, or (ii) deliver the number of shares of common stock that should have been issued if the conversion had been honored.

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

The Purchase Agreement also grants the following significant rights to Vision Opportunity China LP and places the following significant restrictions and obligations on us:

•
Subsequent financing participation. For two years after the date on which the initial registration statement to be filed by the Company under the registration rights agreement described below is declared effective by the Securities and Exchange Commission (“SEC”), Purchasers who continue to hold Series A Preferred Stock have the right to participate in any subsequent sale of securities by the Company in order to purchase up to its pro rata portion of the total amount of securities sold in the subsequent sale equal to the percentage of the total Series A Preferred Stock issued in the June 2008 Financing.

•
Consent for asset sale. We may not sell all or a substantial portion of our assets, except to a subsidiary, without the consent of the holders of a majority of the then-outstanding Series A Preferred Stock.

•
Chief Financial Officer/Vice President of Investor Relations. As soon as possible after the First Closing, we are required to use our best efforts to appoint an individual who is fluent in English and acceptable to Vision Opportunity China LP to serve as Chief Financial Officer and/or Vice President of Investor Relations.

•
Investor relations fund. We must maintain an escrow account with $500,000 in connection with monies to be used for investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement described below and was funded at the Closing. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc.  As of June 30, 2010, all of the $500,000 had been released back to the Company.

•
U.S. visitation. For as long as Vision Opportunity China LP holds at least 5% of the aggregate total number of shares of common stock and Shares (as defined in the Purchase Agreement) of the Company on a fully-diluted basis, the Company must provide for its management to visit the United States at least twice each year to meet with potential investors.

Securities Escrow Agreement

On June 10, 2008 we entered into and on June 11, 2008 consummated a securities escrow agreement with Vision Opportunity China LP, as representative of the Purchasers under the June 2008 Purchase Agreement, the Principal Shareholder, and Loeb & Loeb LLP, as escrow agent (the “Securities Escrow Agreement”). In the Securities Escrow Agreement, as an inducement to the Purchasers to enter into the June 2008 Purchase Agreement, the Principal Shareholder agreed to deliver an aggregate of 5,915,526 shares of our common stock (the amount of common stock underlying the Series A Preferred Stock) (the “Vision Escrow Shares”) to the escrow agent for the benefit of the Purchasers, and to forfeit some or all of those shares to the Purchasers in the event we fail to achieve certain financial performance thresholds for the 12-month periods ending June 30, 2008 and June 30, 2009.

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

As of June 30, 2010, pursuant to the terms of the Securities Escrow Agreement, all shares held in escrow had been released back to the Principal Shareholder.

Investor and Public Relations Escrow Agreement

On June 10, 2008 we entered into and on June 11, 2008 consummated an Investor and Public Relations Agreement with Vision Opportunity China LP and Sichenzia Ross Friedman Ference LLP, as escrow agent. Pursuant to the agreement, $500,000 of the proceeds of the June 2008 Financing was deposited into an escrow account with Sichenzia Ross Friedman LLP for use in investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement described below and was funded at the closing. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc.  As of June 30, 2010, all of the $500,000 had been released back to the Company.

Registration Rights Agreement

On June 10, 2008 we entered into and on June 11, 2008 consummated a Registration Rights Agreement with Vision Opportunity China LP (the “Vision RRA”), under which we agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 under the Securities Act (“Rule 415”) providing for the resale of (i) all of the shares of common stock issuable on conversion of the Series A Preferred Stock, (ii) all of the shares of common stock issuable upon exercise of the Warrants, (iii) 1,304,750 shares of common stock held by certain shareholders before the Reverse Merger Transaction, (iv) all of the Vision Escrow Shares delivered to Vision Opportunity China LP under the Securities Escrow Agreement described above, and (v) all of the 750,000 shares of common stock that the Principal Shareholder will be required to deliver to Vision Opportunity China LP in case the Company does not meet the deadline for listing on a national securities exchange.

Under the terms of the Vision RRA, we are required to have a registration statement filed with the SEC within 45 days after the earlier of the date of the Second Closing or June 30, 2008, and declared effective by the SEC not later than November 27, 2008.  We filed the registration statement on August 7, 2008, and it was declared effective by the SEC on August 21, 2008.

We are required to pay liquidated damages in an amount equal to 1 percent of Vision Opportunity China LP’s initial acquisition of Series A Preferred Stock pursuant to the June 2008 Purchase Agreement for each month past the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective, or for any period that we cause our common stock to be delisted from the Over-the-Counter Bulletin Board (or other principal exchange on which it is traded), up to a maximum of 10 percent of the purchase amount of the Units. The number of shares of Series A Preferred Stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under Rule 415.

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

The shareholders subject to the Lock-Up Agreement are:

•	Wang Chen, our CEO.
•	Li Shaoqing
•	Guo Wei
•	Liu Xiaoqian
•	He Li
•	Ruan Xiangyi
•	Li Juan

Private Placement (July 2008 Financing)

On July 18, 2008, we sold to Blue Ridge Investment, LLC, Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit (the “July 2008 Financing”). As in the June 2008 Financing, each Unit consists of one share of Series A Preferred Stock, convertible into one share of common stock, and one Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock. The description of other material terms and conditions of the July 2008 Financing are set forth below.

Securities Purchase Agreement

On July 18, 2008, we entered into and consummated a Securities Purchase Agreement (the “July 2008 Purchase Agreement”) with Blue Ridge Investments, LLC for the sale of Units at an aggregate purchase price of $5,000,000, each unit consisting of one share of Series A Preferred Stock and one Warrant with an exercise price of $3.52 per share, exercisable for a period of five years from issuance.

Each share of Series A Preferred Stock is convertible, at the option of the holder, into one share of our common stock, subject to certain limitations, conditions and anti-dilutive adjustments, and to a 9.9% limitation on beneficial ownership of stock. As such, the Series A Preferred Stock are convertible into an aggregate of 1,971,842 shares of our common stock.  In the event that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party, a holder has the right to exercise certain buy-in rights, pursuant to which the Company shall either (i) compensate the actual loss suffered by the holder in this required transaction due to failure of delivery of common stock by the Company (based on that (x) the amount of the total purchase price exceeds (y) the amount obtained from the sale order), or either (i) reinstate the shares of the Series A Preferred Stock that was intended to be converted, or (ii) deliver the number of shares of common stock that should have been issued if the conversion had been honored.

The Warrants are exercisable in the aggregate for up to 2,366,211 shares of our common stock, or 120% of the total number of shares of common stock issuable upon conversion of the Series A Preferred Stock purchased by each Purchaser, subject to a 9.9% limitation on beneficial ownership of common stock. The Warrants are exercisable for a term of five years from July 18, 2008 and may be exercised at any time after 18 months following July 18, 2008 if we do not have an effective registration statement to cover the common stock underlying the Warrants.  In the event that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party, a holder has the right to exercise certain buy-in rights, pursuant to which the Company shall (i) compensate the actual loss suffered by the holder in this required transaction due to failure of delivery of common stock by the Company (based on that (x) the amount of the total purchase price exceeds (y) the amount obtained from the sale order), and either (i) reinstate the shares of the Series A Preferred Stock that was intended to be converted, or (ii) deliver the number of shares of common stock that should have been issued if the conversion had been honored.

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

The July 2008 Purchase Agreement also grants the following significant rights to Blue Ridge Investments, LLC and places the following significant restrictions and obligations on us:

•
Subsequent financing participation. For two years after the date on which the initial registration statement to be filed by the Company under the Registration Rights Agreement described below is declared effective by the Securities and Exchange Commission (“SEC”), if Blue Ridge Investments, LLC continues to hold Series A Preferred Stock, it shall have the right to participate in any subsequent sale of securities by the Company in order to purchase up to its pro rata portion of the total amount of securities sold in the subsequent sale equal to the percentage of the total Series A Preferred Stock issued in the July 2008 Financing.

•
Consent for asset sale. We may not sell all or a substantial portion of our assets, except to a subsidiary, without the consent of the holders of a majority of the then-outstanding Series A Preferred Stock.

•
Chief Financial Officer/Vice President of Investor Relations. As soon as possible after the Closing Date, we are required to use our best efforts to appoint an individual who is fluent in English and acceptable to Vision Opportunity China LP and to Blue Ridge Investments, LLC to serve as Chief Financial Officer and/or Vice President of Investor Relations.

11

•
Investor relations fund. We must maintain an escrow account with $500,000 in connection with monies to be used for investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement entered into by and between the Company, Vision Opportunity China LP and Sichenzia Ross Friedman Ference LLP, as escrow agent, dated as of June 10, 2008 and was funded on June 11, 2008. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc.  As of June 30, 2010, all of the $500,000 had been released back to the Company.

•
U.S. visitation. For as long as Vision Opportunity China LP or Blue Ridge Investments, LLC holds at least 5% of the aggregate total number of shares of common stock and Shares (as defined in the Purchase Agreement) of the Company on a fully-diluted basis, the Company must provide for its management to visit the United States at least 4 times each year to meet with potential investors.

Securities Escrow Agreement

On July 18, 2008, we consummated a securities escrow agreement with Blue Ridge Investments, LLC, the Principal Shareholder, and Loeb & Loeb LLP, as escrow agent (the “July 2008 Securities Escrow Agreement”). In the Securities Escrow Agreement, as an inducement to Blue Ridge Investments, LLC to enter into the July 2008 Purchase Agreement, the Principal Shareholder agreed to deliver an aggregate of 1,971,842 shares of our common stock (the amount of common stock underlying the Series A Preferred Stock) (the “Blue Ridge Escrow Shares”) to the escrow agent for the benefit of Blue Ridge Investments, LLC, and to forfeit some or all of those shares to Blue Ridge Investments, LLC in the event we fail to achieve certain financial performance thresholds for the 12-month periods ending June 30, 2008 (“2008”) and June 30, 2009 (“2009”).

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

As of June 30, 2010, pursuant to the terms of the Securities Escrow Agreement, all shares held in escrow had been released back to the Principal Shareholder.

Registration Rights Agreement

On July 18, 2008 we entered into and consummated a Registration Rights Agreement with Blue Ridge Investments, LLC (the “Blue Ridge RRA”), under which we agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 under the Securities Act (“Rule 415”) providing for the resale of: (i) all of the shares of common stock issuable on conversion of the Series A Preferred Stock, (ii) all of the shares of common stock issuable upon exercise of the Warrants, (iii) all of the Blue Ridge Escrow Shares delivered to Blue Ridge Investments, LLC under the July 2008 Securities Escrow Agreement described above, and (iv) all of the 250,000 shares of common stock that the Principal Shareholder will be required to deliver to Blue Ridge Investments, LLC in case the Company does not meet the deadline for listing on a national securities exchange.

Under the terms of the Blue Ridge RRA, we are required to have a registration statement filed with the SEC within 45 days after the date of the Closing Date, or September 1, 2008, and declared effective by the SEC not later than December 15, 2008.

We are required to pay liquidated damages to Blue Ridge Investments, LLC in an amount equal to 1% of Blue Ridge Investments, LLC initial acquisition of Series A Preferred Stock pursuant to the July 2008 Purchase Agreement for each month past the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective, or for any period that we cause our common stock to be delisted from the Over-the-Counter Bulletin Board (or other principal exchange on which it is traded), up to a maximum of 10% of the purchase amount of the Units. The number of shares of Series A Preferred Stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under Rule 415.

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

Warrant Amendment Agreement

On April 30, 2010, the Company entered into a Warrant Amendment agreement with each of the holders of the Warrants in the June 2008 Financing and July 2008 Financing, namely Vision Opportunity China, LP and Blue Ridge Investments, LLC, to amend their respective warrants so as to replace certain down-round anti-dilution protections with a provision to allow the Company to issue additional shares of common stock or common stock equivalents at a price less than the conversion price of the warrants with the consent of the majority holders of the warrants.

Subsidiaries

As a result of the Reverse Merger, Shen Kun and SK WFOE are our wholly-owned subsidiaries. Shengkai, the entity through which we operate our business, currently has no subsidiaries, either wholly-owned or partially-owned.

Business Overview

We believe that Shengkai is the one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics and is the only valve manufacturer in China who is able to produce large-sized ceramic valves with calibers of 150mm or more. Its product categories include a broad range of valves in all industries that are sold throughout China, to Europe, North America and other countries in the Asia-Pacific region. Totaling over 400 customers, the company became a supplier of China Petroleum & Chemical Corporation (“CPCC” or “Sinopec”) in 2005 and a member of the PetroChina Co. Ltd. (“PetroChina”) supply network in 2006. Shengkai is currently the only domestic ceramic valve manufacturer entering into the CPCC and PetroChina supply system, after a six-year application process.

Shengkai develops ceramic products with more than 730 types and specifications in 34 series, under 9 categories. Of these, 22 national patents have been obtained for its valve products. Shengkai’s product won the title of “National Key New Product” four times from 1999-2003 and won a silver medal in the Shanghai International Industry Fair in 2002. In 2003, Shengkai obtained API authentication allowing export to North America and the Asia-Pacific region and CE authentication allowing export to EU in 2003.

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

Overview of the Ceramic Valve Industry in China

           At present, the world valve industry is in a position of stable development. According to statistical data in “Industrial Valves: World Markets” report published by the McIlvaine Company (the “McIlvaine Report”), as of 2008, there are more than 50,000 valve manufacturers. Based on a 2008 Freedonia Group Report, the worldwide industrial valve market is expected to increase 4.4% annually through 2011 to $77.5 billion.

Since reforming and opening its markets, China’s valve industry has developed rapidly. According to the data from China Mechanical Electrical Data Online, at the end of November 2008, the number of Chinese valve manufacturers was up to over 6,000, representing 8% of the world’s total suppliers; more than 1000 of them have sales of over RMB5 million. According to statistical data from the China Valve Industrial Association, gross industrial output value reached RMB114.74 billion in 2008, which increased 25.03% compared with the previous year.

Market dispersion is more pronounced in the valve industry than many other industries and subjects to intense competition: according to a China Machinery Industry Federation report, the top 15 of the world manufacturers had a sales volume less than $8.93 billion in 2008 with a world market share of approximately 19%; according to statistical data in “ Valve Communication” published by the China Valve Industrial Association, the top 10 Chinese valve industry manufacturers only had a sales volume of RMB6.34 billion, with a Chinese market share of less than 5.5 percent.

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

Production is comprised of three processes: ceramic piece production, machine-work of ceramic and metal components, and assembly. Currently, the total area of the production plant is 22,000 m2, with 131 sets of machine tools, of which 40 sets are for ceramics, and 91 sets of digitally controlled machine tools. Ceramic valve output in fiscal year 2010 was 14,376 sets.

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

Products

Shengkai mainly produces industrial ceramic valves with calibers up to 1,000mm in various types and in different combinations of ceramic and metal coefficients, depending on their use. Ceramic valves perform significantly better than metal valves due to higher wear resistance, corrosion resistance, and high temperature resistance. We estimate that the average service life of our ceramic valves are at least 10 times of that of comparably-sized metal valves currently in the market.

Customers and Suppliers

Customers

For the year ended June 30, 2010, Shengkai’s top 10 customers were as follows:

Major customers and sales amount for fiscal year 2010

Name	Amount (RMB)
Changsha Kaigao Valve Whole Set Co., Ltd.	14,817,952.95
Jiangxi Xinghuo Machinery Company Changsha Branch	12,864,216.05
Changchun Gaoneng Valve Co., Ltd.	10,057,417.93
Shandong Keneng Power Chemical Equipment Sets Co., Ltd.	9,899,651.87
Jilin Universal Valve Co., Ltd.	9,510,417.07
Xiamen Sanhua Electrial Equipment Co., Ltd.	9,256,051.32
Inner Mongolia DaiHai Electric Power Generation Co., Ltd	8,776,934.18
Lanzhou High Pressure Valve Co., Ltd.	8,742,355.39
Zhejiang Huanqiu Power Station Valve Co., Ltd., Changchun Branch	8,324,038.44
Shanghai High & Medium Pressure Valves Co., Ltd., Hunan Branch	8,318,369.14

Our top 10 customers contributed approximately 27.17% of total sales in the fiscal year ended June 30, 2010.  No customer individually accounted for more than 4.0% of total sales.

For the year ended June 30, 2009, Shengkai’s top 10 customers were as follows:

Major customers and sales amount for fiscal year 2009

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

Our top 10 customers contributed approximately 42.5% of total sales in the fiscal year ended June 30, 2009.  No customer individually accounted for more than 7% of total sales.

For the year ended June 30, 2008, Shengkai’s top 10 customers were as follows:

Major customers and sales amount for fiscal year 2008

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

Our top 10 customers contributed approximately 34.79% of total sales in the fiscal year ended June 30, 2008.  No customer individually accounted for more than 8.0% of total sales.

Suppliers

For the year ended June 30, 2010, Shengkai’s top 10 suppliers were as follows:

Suppliers and purchase amount for fiscal year 2010

Name	Amount (RMB)
Changzhou Lanfa Gm Equipment Co., Ltd.	10,993,789.26
Botou Alloy Casting Plant	8,873,372.42
Tianjin Baifu Actuator Technique Co., Ltd.	8,083,136.77
Jingning Zhenhua Alloy Steel Pump Manufactory, Ltd.	6,471,029.44
Wuxi Minwei Hydraulic Pneumatic Manufactory, Ltd.	5,826,316.19
Tianjin Dongrui Foundry Co., Ltd.	5,397,730.42
Tianjin Tuocheng Metal Products Co., Ltd.	4,635,150.05
Tianjin Zhiliang Metal Forging Co., Ltd.	4,619,397.82
Cangzhou Changyuan Pipe Fittings Co., Ltd.	4,354,719.45
Jiangsu Yangzhou Electric Power Equipment Manufacture Factory	4,337,680.41

For the year ended June 30, 2009, Shengkai’s top 10 suppliers were as follows:

Suppliers and purchase amount for fiscal year 2009

Name	Amount (RMB)
Jiangxi Yongle Trading Co., Ltd.	6,529,539.19
Botou Alloy Casting Plant	5,987,987.71
Cangzhou Changyuan Pipe Fittings Co., Ltd.	5,451,979.45
Changzhou Lanfa Gm Equipment Co., Ltd.	5,387,391.30
Foshan Nanhai Leju Commercial Storage Co., Ltd.	5,308,656.51
Foshan Nanhai Steel Co., Ltd.	5,103,563.64
Shanghai Hexi Electrical & Mechanical Equipment Co., Ltd.	5,065,455.95
Tianjin Tuocheng Metal Products Co., Ltd.	3,432,254.86
Tianjin Zhiliang Metal Forging Co., Ltd.	3,181,679.55
Tianjin Dongrui Foundry Co., Ltd.	2,938,489.38

For the year ended June 30, 2008, Shengkai’s top 10 suppliers were as follows:

Suppliers and purchase amount for fiscal year 2008

Name	Amount (RMB)
Botou Alloy Casting Plant	9,164,139.73
Tianjin Dongrui Foundry Co., Ltd.	6,801,853.11
Tianjin Baili Ertong Machinery Co., Ltd.	4,122,075.62
Nansuo Construct Plastic Produce (Shenzhen) Co., Ltd.	3,343,373.74
Beijing Huasheng Weiye Industry Trade Company	2,873,239.50
Tianjin Zhiliang Metal Forging Co., Ltd.	2,709,140.68
Tianjin Jinwan’an Pneumatic Hydraulic Complete Equipment Co., Ltd.	2,438,064.95
Tianjin Tiansha Haiyan Grinding Tools Manufacturing Co., Ltd.	2,041,233.64
Beijing Zhongyuan Kaifa High Pressure Valve Co., Ltd.	2,009,471.76
Shanghai Yuelong Material Co., Ltd.	1,863,865.19

   Marketing and Sales

In the fiscal year ended June 30, 2010, Shengkai spent RMB1,795,022.13 for marketing and sales efforts and in 2011 plans to invest an additional RMB2,500,000. Such funding will be used to implement the following strategies to achieve our sales objectives:

Targeted marketing: Two marketing departments have been set up for domestic and overseas markets: Department No. 1 is responsible for domestic marketing and engaging in direct sales for regular customers and sales via agents for spot sales. Sales teams are divided by geographical region. Currently, Shengkai has set up regional distribution offices in Hunan, Jilin, Heilongjiang, Hebei, Jiangxi, Shandong, Hubei, Shanxi, Sichuan, Ningxia and Inner Mongolia and has a distribution network covering almost all provinces in China. It will continue to increase its sales force, enlarge investment in marketing and increase sales volume. Department No. 2 engages in international sales and utilizes foreign agents to conduct sales in international markets. We have already obtained approval and authentication to export to Europe, North America, and the Asia-Pacific region.

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

Value-added services: Shengkai is working to enhance the quality of our before-sales, during sales and after-sales service. Shengkai has developed before-sales technical design service to achieve a perfect connection of product with customer demand.

New industries: Shengkai aims to increase sales to customers in the petrochemical and chemical and electric power industry. Shengkai will also dedicate its energies to expanding our market into new fields like paper and pulp, metallurgy and ore mining. We have gained the qualification of first-class supplier for PetroChina and CPCC and have made inroads into the petrochemical industry. In the fiscal year 2010, revenue was $54,148,954, with the power industry comprising approximately 65.2% of revenue, and petrochemical and chemical, the aluminum, metallurgy and other industries comprising approximately 29.3%, 1.6%, 2.1% and 1.8%, respectively. We anticipate that in fiscal year 2011, the petrochemical industry will comprise approximately 40% of Shengkai's revenue, and the power industries and other industries will comprise 55% and 5% of Shengkai's revenue, respectively.

Competition

Competitive Environment

Currently, the world ceramic valve industry is still in its infancy. Ceramic valves represent a very small proportion in the industrial valve industry. According to our estimates, sales volume for ceramic valves in China represented less than 1% of the total volume for industrial valves in China in 2009.

Shengkai’s main competitors are manufacturers of metal valves, which currently still represent the majority market share in the valve market.  Although the unit price of metal valves is typically cheaper than the unit price of ceramic valves, ceramic valves are more durable than metal valves and as such are most cost-effective than metal valves. Primary Chinese metal valve competitors include CNNC Sufa Technology Industry Co., Ltd, Neway Valve (Suzhou) Co., Ltd., Hunan Kefeng High-Pressure Valves Co., Ltd., and Lanzhou High-Pressure Valves Co., Ltd.

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

Presently, the technology of other domestic and overseas industrial ceramic valves manufacturers limit production to small-bore ball valves with pressure levels below 2.5MPa. In contrast, Shengkai produces a variety of ceramics in every category (gate valve, ball valve, back valve, adjustable valve, cut-off valve and special valve) and produce more than 730 specifications that sustain a maximum pressure level of 42MPa. The largest ceramic valve caliber produced by Shengkai is 1,000mm; currently, we believe that other manufacturers in the world only produce ceramic ball valves and ceramic adjustable valves with 150mm caliber or less. We believe that Shengkai's ability to produce a comprehensive category of high-quality ceramic products, together with its self-developed ceramic processor, leak-proof valve sealing technology and strong technology development capacity, set it apart from its domestic and international competitors.

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

We broke ground for our new facility in March 2009. Construction of the new manufacturing plant was completed in June 2010 and commercial production at this new facility began in September 2010. Our headquarters building was also completed in September 2010. The new facility is expected to increase production capacity to 24,000 sets of valves based on one-shift operation. Construction funds for the new manufacturing facility was obtained from two private placement transactions in 2008 and from cash flows generated from operations.  Should we reach 100% production capacity at the new facility, we may further increase our production capacity by adding shifts for some of the production processes and acquire additional machines to support the additional capacity.

Raw Materials and Equipment

Raw materials required for valve production includes metal materials and ceramic materials like aluminum oxide and zinc oxide; a large number of spare parts in various specifications are also purchased during production. Our supply contracts typically bear renewable one year terms. The company implements the ISO9001 quality system and as such is very strict with selection of equipment and material suppliers. Purchased machinery or kiln equipment in addition to raw materials are subsequently strictly inspected and examined by the quality control department, so as to prevent unqualified products from being put into the production flow.

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

In its newly completed production facility completed in June 2010, Shengkai has introduced digital-control processing centers that will greatly enhance process precision and efficiency and will improve the overall quality of Shengkai’s valves. We anticipate that digitalization will also reduce the need for a larger, highly skilled workforce.

Intellectual Property

Shengkai has certain intellectual property rights as listed below:

Patents

We have applied for and obtained 22 patents in the PRC for the following products:
No.	Utility Models	Utility Models No.	Designer	Application Date	Authorized Announcement Date	Owner

1	High temperature and high Pressure ceramic check valves in power station	ZL 200420029890.0	Wang Chen	10/10/2004	2/1/2006	Shengkai
2	Preventing slag at the bottom of the wedge and abrasion-resistant ceramic slag-off valves	ZL 200420029889.8	Wang Chen	10/10/2004	2/1/2006	Shengkai
3	Anti-fouling ceramic seal discharge valves	ZL 200420029887.9	Wang Chen	10/10/2004	12/7/2005	Shengkai
4	Reciprocating sliding dual- plate ceramic sealing valves	ZL 200420029886.4	Wang Chen	10/10/2004	2/1/2006	Shengkai
5	New ceramic replica valves	ZL 200420029885.X	Wang Chen	10/10/2004	11/9/2005	Shengkai
6	External composite armor plate for tank	ZL 2004 2 0029600.2	Wang Chen	8/24/2004	8/3/2005	Shengkai
7	The new V-shaped channel spherical valves	ZL 2004 2 0029601.7	Wang Chen	8/3/2004	8/3/2005	Shengkai
8	Cavitation and erosion-resistant high-pressure adjusting valves	ZL 2004 2 0029602.1	Wang Chen	8/24/2004	8/3/2005	Shengkai
9	New ceramic three links valves	ZL 2004 2 0029603.6	Wang Chen	8/24/2004	8/3/2005	Shengkai
10	Ceramic valves with purge devices	ZL 200820002560	Wang Chen	1/22/2008	2/1/2008	Shengkai
11	Throttle ceramic valves	ZL 200820002561.5	Wang Chen	1/22/2008	2/1/2008	Shengkai
12	Fast-opening ceramic adjusting valves	ZL 200820002565.3	Wang Chen	1/22/2008	2/1/2008	Shengkai
13	Eccentric anti-seize abrasion-resistant spherical valves	ZL 200820002564.9	Wang Chen	1/22/2008	2/1/2008	Shengkai
14	Spherical ceramic adjusting valves	ZL 200820002562.X	Wang Chen	1/22/2008	2/1/2008	Shengkai
15	Ceramic butterfly valves	ZL 200820002563.4	Wang Chen	1/22/2008	2/1/2008	Shengkai
16	Ceramic seal switching valves	ZL 200820002566.8	Wang Chen	1/22/2008	2/1/2008	Shengkai
17	Fine-tuning ceramic adjusting valves	ZL 200820002567.2	Wang Chen	1/22/2008	2/1/2008	Shengkai
18	Hemispherical ceramic adjusting valves	ZL 200820002559.8	Wang Chen	1/22/2008	2/1/2008	Shengkai
19	Ceramic ball check valves	200920179548.1	Wang Chen	10/12/2009	11/4/2009	Shengkai
20	Three links switching ceramic cut-off valves	200920179544.3	Wang Chen	10/12/2009	11/4/2009	Shengkai
21	Pneumatic ceramic seal shut-off valve	200920179546.2	Wang Chen	10/12/2009	11/4/2009	Shengkai
22	An enhanced ceramic sphere	200920179545.8	Wang Chen	10/12/2009	11/4/2009	Shengkai

Shengkai has patent applications pending for the following products:

Name	Patent No.	Application Date
Ceramic ball cut-off valves	200920179547.7	October 12, 2009
Ceramic seal swing check valves	200920179549.6	October 12, 2009
High pressure ceramic flat gate valve	200920179550.9	October 12, 2009
Throttle ceramic cut-off valve	200920179551.3	October 12, 2009

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
			Shengkai	10/14/2006 to 10/13/2016

Shengkai has registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
“Ceramicvalve.net”	Shengkai	4/13/2007	4/13/2011 (extended from 4/13/2010)
“Shengkai.com”	Shengkai	N/A	6/15/2014 (extended from 6/15/2010)
“Shengkaiinnovations.com”	Shengkai Innovations, Inc.	11/13/2009	11/23/2011
	Shengkai	4/13/2007	4/13/2011 (extended from 4/13/2010)
	Shengkai	4/16/2007	4/16/2011 (extended from 4/16/2010)
	Shengkai	4/13/2007	4/13/2011 (extended from 4/13/2010)
	Shengkai	4/13/2007	4/13/2011 (extended from 4/13/2010)
	Shengkai	4/13/2007	4/13/2011 (extended from 4/13/2010)
	Shengkai	4/13/2007	4/13/2011 (extended from 4/13/2010)

Employees

As of September 20, 2010, Shengkai had 184 employees, 85 of which possess a diploma over junior college level, representing 46.2% of the work force recruited. We currently have 26 senior-level professionals and 12 mid-level professionals with graduate degrees.

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

In the year ended June 30, 2010, our average compensation per employee per month was RMB3,500, or approximately $515. We also pay benefits in the form of social security insurance fees for employees required such insurance under PRC law.

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

•
Customs Declaration Registration Certificate for Consignees or Consignors of Import & Export of the PRC Customs (the Certificate code No.1207268124) issued by Tianjin Customs District of the PRC respectively on Aug 27, 2009. The valid terms are respectively three years.

•	Registration Form for Operators of Foreign Trading (the code No. 00498476, and import & export enterprise code No.1200239676782) issued by Tianjin Commission of Commerce on December 5, 2007.

•	Self-declaration Units Registration Certificate (the Certificate No. 1200604101) issued by Tianjin Entry-Exit Inspection and Quarantine Bureau on September 21, 2006.

•
Tianjin Finance Bureau, Tianjin State Taxation Bureau, Tianjin Local Taxation Bureau and Tianjin Scientific Technology Committee issued the Certificates of High Technology Enterprise (No.2003-011 and No.0612007B5003) to Shengkai on June 8, 2009. The valid terms are three years and the expiration date is June 8, 2012.

•	Manufacturer License of Special Equipment (TS2712014-2012) issued by Tianjin Bureau of Quality and Technical Supervision on October 5, 2008.

•	The American Petroleum Institute issued to Shengkai Certificates of Authority to use the Official API Monogram (No.6D-0460) on June 9, 2006. The expiration date is June 09, 2012.

•	Quality Certificate (ISO9001:2000)(No.0170-2003-AQ-RGC-RvA) issued by Det Norske Veritas Certification B.V. on December 6, 2002. The expiration date is December 6, 2011.

•	CE (No.DGR-0036-QS-516-06) issued by TUV SUD Industrie Service GmbH on November 14, 2006. The expiration date is November 13, 2012.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Related to Our Business and Industry

Our new organizational structure makes it difficult for us to evaluate our future business prospects.

Prior to May 30, 2008, our business was operated through Shengkai. Under the present structure, although there is no change in personnel, we have agreements with Shengkai pursuant to which we manage and derive the profit from Shengkai’s business by providing the exclusive supporting services from SK WFOE to Shengkai. It is possible that the change in our business structure may impair our ability to operate our business.

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

Our principal shareholder, Long Sunny Limited, owns approximately 75.03% of our common stock as of September 20, 2010. As a result, Long Sunny Limited essentially has the ability to elect all of our directors and to approve any action requiring shareholder action, without the vote of any other shareholders.

Because we may require additional financing to expand our operations, our failure to obtain necessary financing may impair our operations.

At June 30, 2010, we had working capital of approximately $23,613,693. Our capital requirements in connection with the development of our business are significant. During the fiscal year ended June 30, 2010, we spent approximately $47,320,868 for the purchase of raw materials and supplies and equipment and other fixed assets, of which $20,809,955 was used to purchase raw materials and supplies and $26,510,913 was used to purchase equipment and other fixed assets.

We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

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

The “recipe” to our unique method for creating structural ceramic valves is held by Chen Wang, our CEO, and his mother, Guo Chuanye. This technology is recorded but is uninsured and inaccessible by anyone but Mr. Wang, Guo Chuanye, and our director, Guo Wei. If either of these three key individuals were to lose the ability to recall this technology, either through death or incapacity, we would lose key technology that could have a material adverse effect on our financial condition and results of operations.

Our Chief Executive Officer controls us through his position and stock ownership and his interests may differ from other shareholders.

Since the exercise on August 5, 2009 of a call option agreement entered into on June 9, 2008 by and between Wang Chen and Li Shaoqing, our Chief Executive Officer, Mr. Wang, beneficially owns 75.03% of our common stock through his 100% holding in Long Sunny Limited. As a result, Mr. Wang will be able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Mr. Wang’s interests may differ from that of other shareholders.

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

The holders of our warrants have cashless exercise rights, which provide them with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right is not exercisable prior to December 10, 2009 (in the case of warrants issued in connection with our June 2008 financing) or January 18, 2010 (in the case of warrants issued in connection with our July 2008 financing). Thereafter the right is only exercisable if the underlying shares are not subject to an effective registration statement. To the extent that the holders exercise the cashless exercise rights, we will not receive any proceeds on exercise of warrants.

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

Because PRC law governs almost all of our material agreements, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

PRC law governs almost all of our material agreements. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

We have been required to amend our articles of incorporation to provide for a class of preferred stock. As a result, the board of directors may, without shareholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the Series A Preferred Stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future. Without the consent of the holders of 75% of the outstanding Series A Preferred Stock, we may not alter or change adversely the rights of the holders of the Series A Preferred Stock or increase the number of authorized shares of Series A Preferred Stock, create a class of stock which is senior to or on a parity with the Series A Preferred Stock, amend our articles of incorporation in breach of these provisions or agree to any of the foregoing.

The issuance of shares through our stock compensation plans may dilute the value of existing shareholders and may affect the market price of our stock.

We have used, and in the future we may further use stock options, stock grants and other equity-based incentives, either pursuant to the 2010 Incentive Stock Plan or outside of the 2010 Incentive Stock Plan, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

We will continue to incur significant costs as a result of operating as a public company, and management will be required to devote substantial time to new compliance requirements.  If we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the SEC and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies with respect to the attestation by their independent registered public accountants as to our financial controls, this exception does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor's attestation if our public float exceeds $75 million and we cease to be smaller reporting company. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. As of June 30, 2010, management has  detected a material weakness and certain deficiencies in our internal control with respect to the assessment of the internal control for the year then ended, and we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

The issuance and sale of the common stock issuable upon conversion of the Series A Preferred Stock and exercise of warrants could result in a change of control.

If we issue all of the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of warrants, the 16,452,211 shares of common stock so issuable would constitute approximately 41.5% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock become upon conversion of the Series A Preferred Stock pursuant to the anti-dilution and adjustment provisions and pursuant to the liquidated damages provisions of the registration rights agreements executed in connection with the Series A Preferred Stock. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

We have not and do not anticipate paying any dividends on our common stock.

                We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

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

In October 2008, we successfully won a bid on a 50-year land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price is RMB12.6 million (approximately $1.8 million). The formal contract was signed with the government on Jan 23, 2009, and we settled the bid price in full in March 2009.  The purpose of the acquisition of land was to build a new plant to enable us to expand our production capacity.  Such expansion of production capacity, completed in June 2010, will substantially increase our capital expenditures.

Our land use rights are set forth below:

Land Use Rights through Grants from Land Management Authority

	Plot A	Plot B
Land No.	No. 01-17-(3)-8	No. 1201104020180020001
Land Use Right Certificate No.	Jin Nan Dan Guo Yong (2001) Geng 2 Zi No.045	Bao Dan Guo Yong (2009) No. 022
User of the Land	Shengkai	SK WFOE
Location	Wang Gang Road, Shuangang, Jinnan Economic & Technology Development Area, Tianjin	Tianjin Airport Logistics Processing Zone, No. 2008-21
Usage	Commercial Services	Commercial Services
Area ( m2 )	10,023.0	43,566.3
Form of Acquisition	Grant from related Land Management Authority	Grant from related Land Management Authority
Expiration Date	September 21, 2048	January 23, 2059
Encumbrances	N/A	N/A

We currently occupy the following buildings, as set forth below:

Owned Premises

	Part 1	Part 2	Part 3	Part 4	Part 5
Certificate No.	No. 11230902147
Owner	Shengkai
Location	Wang Gang Road, Shuangang, Jinnan Economic& Technology Development Area, Tianjin
Category	Private
Area ( ㎡ )	931.06	1192.90	493.64	824.74	2691.41
Usage of Design	Industry	Industry	Industry	Industry	Industry
Structure	Mixture	Mixture	Mixture	Mixture	Mixture
Encumbrances	Up to 6133.75 m2 are subject to a security interest held by Industrial Bank Co., Ltd., Tianjin Branch, from December 12, 2009 through October 22, 2010

Leased Premises

No.	Lessor	Location	Term	Rent per Year (USD)
1	Tianjin Jinbin Nanhua Premises Purchasing Co., Ltd.	Room324, 3/F, 1st Street, Tianjin Economic-Technological Development Area	January 12, 2008 to January 11, 2010	$2,084.3
2	Tianjin Development Zone Binhai Investment Service Co., Ltd.	Room 325, Part I, 122 Dongting Road, Tianjin Development Zone	August 17, 2010 to October 16, 2011	$610.40

Item 3.	Legal Proceedings.

 We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock has been quoted on NASDAQ Stock Market LLC under the symbol “VALV” since May 25, 2010.  Its common stock previously traded on the NYSE Amex under the symbol “SHE” between December 23, 2009 and May 24, 2010, and was quoted on the Over-the-Counter Bulletin Board under the symbol “SKII”, “SOSA,” and “SSAU” prior to December 23, 2009.

The range of high and low bid quotations by quarter from July 1, 2008 through June 30, 2010 is listed below. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2010 is listed below. The quotations are taken from the Over-the-Counter Bulletin Board and NASDAQ. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Quarter	Low Bid	High Bid
2009 First Quarter	4.50	1.75
2009 Second Quarter	3.00	1.05
2009 Third Quarter	2.50	1.27
2009 Fourth Quarter	2.90	1.85
2010 First Quarter	4.00	2.85
2010 Second Quarter	5.70	3.60
2010 Third Quarter	10.56	5.27
2010 Fourth Quarter	9.00	7.27

As of September 20, 2010, we had approximately 927 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from SK WFOE for our funds and PRC regulations may limit the amount of funds distributed to us from SK WFOE, which will affect our ability to declare any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2010 Incentive Stock Plan 2010 Incentive Stock Planas of June 30, 2010. On February 8, 2010, the Company’s board of directors and a majority of the Company’s holders of common stock approved establishment of the 2010 Incentive Stock Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,211,250	$7.29	-
Equity compensation plans not approved by security holders
Total	2,211,250	$7.29	-

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

The issuance of shares of common stock, Units, Series A Preferred Stock and Warrants under the Merger Agreement, the June 2008 Purchase Agreement and July 2008 Purchase Agreement was exempt from registration pursuant to Section 4(2) of the Securities Act based upon our compliance with Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

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

The following selected statement of operations data contains statement of operations data and balance sheet data of Shengkai, the entity through which we operate our business, for the fiscal years ended June 30, 2010, 2009, and 2008. The statement of operations data and balance sheet data were derived from the audited financial statements. Such financial data should be read in conjunction with the financial statements and the notes to the financial statements starting on page F-1 and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statements of Operation Data

	Twelve months ended June 30,
	2010	2009	2008
Net revenues	$54,148,954	$39,297,235	$32,355,693
Cost of sales	(21,916,944)	(15,267,244)	(13,211,608)

Gross profit	$32,232,010	$24,029,991	$19,144,085
Other income - disposal of property, plant and equipment			31,712
Other miscellaneous income	$-	$112,758	$-
Operating expenses:
Selling	(5,093,859)	(3,760,970)	(2,951,888)
General and administrative	(6,530,876)	(2,474,872)	(1,973,331)
Stock compensation expense	(15,971,920)	-	-
Income from operations	$4,635,355	$17,906,907	$14,250,578
Other income - material sales and government grant	223,127	-	-
Other income - tax refund	-	-	-
Other expense - transaction costs for reverse merger	-	-	(43,209)
Other expense	(17,629)	-	(32)
Interest income	387,675	193,149	18,562
Changes in fair value of instruments - (loss)/gain	(56,910,599)	-	-

(Loss) Income before income taxes	$(51,682,071)	$18,100,056	$14,225,899
Income taxes	(4,703,494)	(4,522,362)	(4,138,860)

Net (Loss) income	$(56,385,565)	$13,577,694	$10,087,039

Balance Sheet Data

	As at June 30,
	2010	2009	2008
Cash and cash equivalents	$20,995,182	$38,988,958	$21,313,484
Working capital	23,613,693	40,990,996	23,592,880
Total assets	84,605,949	60,253,034	39,767,207
Total liabilities	86,887,128	4,746,447	2,585,665
Total shareholders’ equity	(2,281,179)	55,506,587	37,181,542

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe that Shengkai is the one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics. Shengkai’s product categories include a broad range of valves in all industries that are sold throughout China, to Europe, North America, and other countries in the Asia-Pacific region. Totaling over 400 customers, Shengkai became a supplier of the CPCC in 2005 and a member of the PetroChina supply network in 2006, after a six-year application process.

Results of Operations

Comparison of the Years Ended June 30, 2010 and 2009

Revenue

Revenue for the fiscal year ended June 30, 2010 was $54,148,954, an increase of $14,851,719 or 37.8% from $39,297,235 for the comparable period in 2009.  The product output has increased due to increased equipment and shifts of operation, as well as improved ceramic production technology to shorten the production cycle of some of our ceramic products. Approximately 94.5% of our revenue came from customers in the electric power, petrochemical and chemical industries for the fiscal year ended June 30, 2010. The electric power industry was still the most significant market to our revenue, contributing approximately 65.2% of total revenue for the fiscal year ended June 30, 2010. Revenue from the electric power industry was approximately $35.3 million for the fiscal year ended June 30, 2010, an increase of approximately $5.8 million or 19.7% from approximately $29.5 million for the comparable period in 2009. The increase was primarily attributable to the broadening of our customer base and increased orders from existing customers. Revenue from the petrochemical and chemical industry, our potentially biggest market, was approximately $15.9 million for the fiscal year ended June 30, 2010, an increase of approximately $8.0 million or 101.3% from approximately $7.9 million for the comparable period in 2009. The increase was primarily due to our heightened efforts to develop the market of the petrochemical industry. Revenue from other industries, including the aluminum and metallurgy industries, was approximately $3.0 million for the fiscal year ended June 30, 2010, an increase of approximately $1.1 million or 54.6% from approximately $1.9 million for the comparable period in 2009.

Gross Profit

Gross profit for the fiscal year ended June 30, 2010 was $32,232,010, an increase of $8,202,019 or 34.1% compared to $24,029,991 for the comparable period in 2009. The increase was primarily attributable to the revenue increase. The gross profit margin for the fiscal year ended June 30, 2010 was 59.5%, compared to 61.1% for the comparable period in 2009. The decrease was attributable to several new large projects started in March and April 2009 with new customers, which were set at a higher price than those projects with existing customers and temporarily raised our overall gross margin in fiscal year 2009.

Selling Expenses

Selling expenses for the fiscal year ended June 30, 2010 was $5,093,859, an increase of $1,332,889 or 35.4%, from $3,760,970 for the comparable period in 2009. The major component of selling expense was commission paid to agents for introducing new sales, which was approximately $4.4 million for the year ended June 30, 2010, an increase of approximately $1.3 million or 41.9% from approximately $3.1 million for the year ended June 30, 2009. This increase was primarily attributable to increase of sales revenues. Selling expenses as a percentage of total sales revenue decreased to 9.4% for the fiscal year ended June 30, 2010 from 9.6% for the comparable period in 2009, primarily attributable to the revenue increase, as well as to the decrease in media advertisements incurred in the current period.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended June 30, 2010 were $6,530,876, an increase of $4,056,004 or 163.9% compared to $2,474,872 for the comparable period in 2009. The increase was primarily attributable to the recognition of $3,054,332 share-based compensation cost on the options to independent directors and management granted on March 31, 2010 and June 22, 2010 under the Company’s 2010 Incentive Stock Plan. The increase in general and administrative expenses was also attributed to the increase over the comparable periods of fiscal 2009 and 2010 in (i) audit fees due to change of independent auditor; (ii) research and development expenses; (iii) cash compensation to independent directors and management staff due to new appointments and hirings; as well as (iv) expenses for the U.S. capital market related activities such as NYSE Amex and Nasdaq application and listing fees, costs for participation of investment conferences and professional consulting fees for corporate internal control system and U.S. securities regulations compliance.

Stock compensation expense

Stock compensations expense for amount of $15,971,920 for the year ended June 30, 2010 resulted from the return of shares of common stock to Long Sunny Limited pursuant to the Securities Escrow Agreements in the June 2008 and July 2008 Financings and amendments thereto. Long Sunny Limited is wholly-owned by Mr. Chen Wang, our chief executive officer, and as such the return of the escrowed shares to Long Sunny Limited within the year ended June 30, 2010 was accounted for as stock compensation expense, a separate item under general and administrative expenses, in accordance with Accounting Standards Update-2010-05.

Interest expense

There was no interest expense for the fiscal year ended June 30, 2010 or the comparable period in fiscal 2009. No short or long term loans were outstanding for the fiscal years ended June 30, 2010 or 2009.

Changes in fair value of instruments

For the fiscal year ended June 30, 2010, the Company incurred non-cash expense for the aggregate amount of approximately $56.9 million related to its issuance of Series A warrants and Series A convertible preferred stock in the private placements in June and July 2008 pursuant to provision of FASB ASC Topic 815,”Derivative and Hedging”(“ASC 815”) as adopted on July 1, 2009. The change in accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in US Dollars. The change in accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both Series A warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for fiscal year ended June 30, 2010.

Provision for Income Taxes

Provision for income tax for the fiscal year ended June 30, 2010 was $4,703,494, an increase of $181,132 or 4.0% from $4,522,362 for the comparable period in 2009. Excluding the $3.1 million share-based compensation cost and the $56.9 million charges for changes in fair value of instruments, income before taxes was approximately $19.6 million for the fiscal year ended June 30, 2010 compared with approximately $13.6 million for the comparable period in 2009. The less increase in provision for income taxes was attributable to the new preferential income tax rate in calendar 2010. In April 2010, Shengkai, the Company’s operating subsidiary in Tianjin, China, was newly awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, and will receive a 10% refund for the income taxes paid at the standard 25% tax rate for calendar year 2009. The applicable income tax rate was 25% for the periods from July 1, 2009 through December 31, 2009, and for the whole fiscal 2009.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents as at the beginning of the fiscal year ended June 30, 2010 was $38,988,958 and decreased to $20,995,182 by the end of the period, a decrease of $17,993,776 or 46.2%. The net change in cash and cash equivalents represented a decrease of $17,675,474 or 89.2% from $21,313,484 for the comparable period in 2009. The decrease was primarily attributable to the investment in the new manufacturing facility.

Net cash provided by operating activities

Net cash provided by operating activities was $21,275,938 for the fiscal year ended June 30, 2010, an increase of $5,386,922 or 33.9% from $15,889,016 for the comparable period in 2009. Net income plus the non-cash share-based compensation cost and the charge for changes in fair value of instruments was $19,551,286 for the fiscal year ended June 30, 2010, an increase of $5,973,592 or 44.0% from $13,577,694 for the comparable period in 2009. In addition, the net increase in cash from operating activities was also attributable to an increase of accounts payable, notes payable and other current liabilities over the comparable periods.

Net cash used in investing activities

Net cash used in investing activities was $39,490,349 for the fiscal year ended June 30, 2010, compared to $2,899,940 for the fiscal year ended June 30, 2009, an increase of $42,390,289 or 1461.8%. Cash was primarily invested in construction and equipment related to the new manufacturing facility during the fiscal year ended June 30, 2010.

Net cash provided by financing activities

Net cash provided by financing activities was $89,799 for the fiscal year ended June 30, 2010, a decrease of $4,523,991 from $4,613,790 for the fiscal year ended June 30, 2009. The fund of $89,799 was proceeds from exercise of warrants in the last quarter of fiscal 2010. For the comparable period of 2009, $4,613,790 was raised from the private placement transaction in July 2008.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters (approximately 468,944 square feet) in size. The land is located in Tianjin, China and the bid price was approximately $1.8 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company due to pay the bid price in full by March 25, 2009. The land was purchased with plans to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled $32,587,834 (RMB 221,597,271), of which $ 24,072,627 (RMB 163,693,864) had been paid as of June 30, 2010. The balance of $8,515,207 (RMB 57,903,407) will be settled by the end of calendar year 2010. Certain equipment and machinery contracts have also been executed, total amount of which was approximately $15,370,647 (RMB 104,520,400), of which $11,973,235 (RMB 81,418,000) had been paid as of June 30, 2010. The balance of $3,397,412 (RMB 23,102,400) will be settled by the end of calendar year 2010.

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

The following table summarizes our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$15,826,746	$15,826,746	$-

(1) Capital expenditure is commitment for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 14- Commitment and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters’ building. The total amount of executed contracts was $32,587,834 of which $24,072,627 was paid as at the fiscal year ended June 30, 2010. The construction of the manufacturing facility was substantially completed during fiscal 2010, and the new headquarters were completed by September 2010. The Company has also executed certain equipment and machinery contracts. The total amount of executed contracts was $15,370,647, of which $11,973,235 had been paid as of June 30, 2010.

Credit Facility

On December 10, 2009, Shengkai and Industrial Bank Co., Ltd., Tianjin Branch (“Industrial Bank”) entered into a line of credit loan agreement (“LOC Agreement”) with a valid period of December 10, 2009 to October 22, 2010. The maximum amount Shengkai may draw down on the line of credit is RMB 1,500,000 in the form of a short-term cash flow loan at an interest rate of no lower than 110% of the base interest rate or in the form of a bank acceptance draft. Industrial Bank may unilaterally change the maximum amount available under the line of credit and the term of the line of credit.

The line of credit loan is secured by properties owned by Shengkai and the personal properties and income of Wang Chen and Guo Wei through a mortgage agreement and two personal guarantees, described in more detail below.

In conjunction with the LOC Agreement, Shengkai entered into a mortgage agreement for a maximum of RMB 8,682,000 with the Industrial Bank to secure repayment of the LOC Agreement on December 10, 2009.   The collateral covered by the agreement is certain real property owned by Shengkai, valued at RMB17,540,000 and located at Wanggang Road, Shuanggang Economic Development Zone, Jinnan District, Tianjin, PRC.  The mortgage agreement is valid from December 10, 2009 until all the principal, interest, and other expenses under the LOC Agreement are paid in full.

In connection with the LOC Agreement, Wang Chen, our CEO and director, and Guo Wei, our director, (each, a “Guarantor”) each made an irrevocable personal guarantee of the LOC Agreement on November 5, 2009 and on November 9, 2009, respectively, valid for two years from the date the loan becomes payable. Each Guarantor is jointly and severally liable for the payment of the loan principal, interest, damages and the expenses incurred relating to the collection of the payment and guarantees the repayment of the loan by all his/her personal property and income.

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

Revenue recognition

Revenue represents the invoiced value of goods sold and is recognized upon the delivery of goods to customers, net of value added tax (“VAT”). Revenue is recognized when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

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

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (“US$” or “$”), while the functional currency of the Company is Renminbi (“RMB”), as determined based on the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 830 “Foreign Currency Matters”.  The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.  The resulting transaction adjustments are recorded as a component of other comprehensive income with in shareholders’ equity.  Gains and losses from foreign currency transactions are included in net income.

New Financial Accounting Pronouncements

In June 2009, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10 (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard has no impact on the Company’s Consolidated Financial Statements. However, reference to specific accounting standards have been changed to refer to appropriate section of the ASC. Subsequent revision to GAAP by the FASB will be incorporated into ASC through issuance of Accounting Standards Updates ("ASU").

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141 R, Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have a material effect on the Company's consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that acquire the ownership interests in subsidiaries' non-parent owners be clearly presented in the equity section of the balance sheet, requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistency; requires that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and the gain and loss on the deconsolidation of the subsidiary be measured using the fair value of any non-controlling equity; requires that entities provide disclosure that clearly identify the interests of the parent and the interests of the non-controlling owners. The adoption of ASC 810-10 did not have a significant effect on the Company's consolidated financial statements.

On April 1, 2009, the FASB approved ASC 805 (formerly SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in Business Combination That Arise from Contingencies), which amends Statement 141R and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No.5, Accounting for Contingencies and Interpretation 14, "Reasonable Estimation of the amount of a Loss and interpretation of FASB Statement No. 5," to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805 did not have a material effect on the Company's consolidated financial statements.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material effect on the Company's consolidated financial statements.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 125-10 did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" as incorporated into FASB ASC 820, "Fair Value Measurements and Disclosures". The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what FASB ASC 820 states is the objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This guidance is effective for interim and annual periods ended after June 15, 2009, but entities may early adopt this guidance for the interim and annual periods ended after March 15, 2009. The adoption of such standard did not have a material impact on the Company's consolidated financial statements.

Effective July 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-05"). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an equity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). If and instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraph 6-9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 05-2, The Meaning of "Conventional Debt Instrument" in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. As a result of the adoption of ASC 815-40, the Company adjusted its accounting effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815-40 was adopted, by bifurcating the embedded conversion option of the Preferred Shares which should be recorded as a liability measured at fair value, with changes in fair value recognized in earnings for each reporting period, and recording a cumulative-effect adjustment to the opening balance of retained earnings.

In August 2009, the FASB issued FASB ASU 2009-05, "Measuring Liabilities at Fair Value". FASB ASU 2009-05 amends FASB ASC 820, "Fair Value Measurements". Specifically, FASB ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of FASB ASC 820 of the Accounting Standards Codification (e.g. an income approach or market approach). FASB ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of such standard did not have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Event", ("FASB ASC 855-10") which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The statement is effective for interim and annual periods ended after June 15, 2009. The standard was subsequently amended by FASB ASU 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated.

In September 2009, the Emerging Issues Task Force reached final consensus on FASB ASU 2009-13, "Revenue Arrangements with Multiple Deliverables". FASB ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of such standard is not expected to have a material impact on the Company's consolidated financial statements.

In December 2009, the FASB issued FASB ASU 2009-17, Consolidation of Variable Interest Entities ("FASB ASC 810"): improvements to Financial Reporting by Enterprises involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for statement No.167. In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R), which requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity und amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. SFAS No.167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that, with early application prohibited. The adoption of such standard did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-05 (ASU 2010-05), "Compensation - Stock Compensation (Topic 718)". This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation and is effective immediately. The provisions of ASU 2010-05 did not have a material effect on the Company's consolidated financial statements and is effective immediately.

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)." The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity's first annul period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application it not permitted. The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company's consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

SHENGKAI INNOVATIONS, INC.

CONTENTS	PAGES

INDEPENDENT AUDITOR’S REPORT	F-1

CONSOLIDATED BALANCE SHEETS	F-2 – F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 – F-7

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS	F-8 – F-29

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES

CONTENTS	PAGES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	3-4

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Shengkai Innovations, Inc.
Tianjin
China

We have audited the accompanying consolidated balance sheet of Shengkai Innovations, Inc. and subsidiaries as of June 30, 2010 and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shengkai Innovations, Inc. and subsidiaries as of June 30, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Li Xin Da Hua CPA Co.,Ltd.

Shenzhen, China

September 28, 2010

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
		June 30,
	Note	2010	2009
ASSETS
Current assets
Cash and cash equivalents		$20,995,182	$38,988,958
Restricted cash		1,849,958	940,488
Trade receivables		6,490,110	4,061,706
Notes receivable		73,437	292,193
Other receivables	4	325,183	22,979
Deposits and prepaid expenses		-	194,535
Advances to suppliers		408,110	328,785
Inventories	5	2,556,166	907,799

Total current assets		32,698,146	45,737,443
Property, plant and equipment, net	6	6,120,056	4,858,452
Construction in progress		25,185,643	314,817
Land use rights, net	7	2,480,929	2,485,655
Other Intangible assets, net	8	6,001,411	6,856,667
Advances to suppliers for purchase of equipment and construction		12,119,764	-

TOTAL ASSETS		$84,605,949	$60,253,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	9	$2,652,095	$984,561
Accounts payable		2,848,600	1,121,185
Advances from customers		1,256,777	242,986
Other payables	10	1,244,839	794,754
Accruals		20,359	131,581
Income tax payable		1,061,783	1,471,380

Total current liabilities		9,084,453	4,746,447

Warrant liabilities	11	37,424,035	-
Preferred (conversion option) liabilities	11	40,378,640	-

Total non-current liabilities		77,802,675	-

TOTAL LIABILITIES		$86,887,128	$4,746,447

Commitments and contingencies	15

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Stated in US Dollars)

		June 30,
	Note	2010	2009

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized ; 6,987,368 and 7,887,368 issued and outstanding as of June 30, 2010 and 2009, respectively.	11	$6,987	$7,887
Common stock - $0.001 par value 50,000,000 shares authorized; 23,191,165 and 22,112,500 shares issued and outstanding as of June 30, 2010 and 2009, respectively		23,192	22,113
Additional paid-in capital		34,259,304	30,666,631
Statutory reserves		7,081,706	4,693,020
(Accumulated loss) retained earnings		(46,686,271)	17,456,857
Accumulated other comprehensive income		3,033,903	2,660,079

TOTAL STOCKHOLDER’S EQUITY		(2,281,179)	55,506,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$84,605,949	$60,253,034

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)

		Year Ended June 30,
	Note	2010	2009

Revenues		$54,148,954	$39,297,235
Cost of sales		(21,916,944)	(15,267,244)

Gross profit		32,232,010	24,029,991
Other miscellaneous income		-	112,758

Operating expenses:
Selling		(5,093,859)	(3,760,970)
General and administrative		(6,530,876)	(2,474,872)
Stock compensation expense		(15,971,920)	-
Total Operating expenses		(27,596,655)	(6,235,842)

Income from operations		4,635,355	17,906,907

Other income, net		205,498	-
Interest income, net		387,675	193,149
Changes in fair value of instruments - (loss)/gain		(56,910,599)	-

(Loss) Income before income taxes		(51,682,071)	18,100,056
Provision for Income taxes	12	(4,703,494)	(4,522,362)

Net (loss) income		(56,385,565)	13,577,694

Foreign currency translation adjustment		373,824	133,561

Comprehensive (loss) income		$(56,011,741)	$13,711,255

Basic (loss) earnings per share	13	$(2.483)	$0.498

Diluted (loss) earnings per share	13	$(2.483)	$0.367

Basic weighted average shares outstanding	13	22,704,492	22,112,500

Diluted weighted average shares outstanding	13	22,704,492	29,999,868

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
(Stated in US Dollars)

								Accumulated
	Common stock		Preferred stock		Additional			other
	Number		Number		paid-in	Statutory	Retained earnings	comprehensive
	of shares	Amount	of shares	Amount	capital	reserves	(Accumulated losses)	Income	Total

Balance, July 1, 2007	20,550,000	$20,550	-	$-	$10,452,168	$1,665,187	$7,122,377	$1,155,685	$20,415,967
Reduction of registered capital of a subsidiary	-	-	-	-	(8,662,637)	-	-	-	(8,662,637)
Net income	-	-	-	-	-	-	10,087,039	-	10,087,039
Reverse acquisition	1,562,500	1,563	-	-	243,777	-	-	-	245,340
Proceeds from shares issued in private placement, net of transaction costs of $1,275,000	-	-	5,915,526	5,916	13,719,084	-	-	-	13,725,000
Appropriations to statutory reserves	-	-	-	-	-	1,209,879	(1,209,879)	-	-
Dividends	-	-	-	-	7,742,234	-	(7,742,234)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,370,833	1,370,833
Balance, June 30, 2008	22,112,500	$22,113	5,915,526	$5,916	$23,494,626	$2,875,066	$8,257,303	$2,526,518	$37,181,542
Net income	-	-	-	-	-	-	13,577,694	-	13,577,694
Proceeds from shares issued in private placement, net of transaction costs of $386,210	-	-	1,971,842	1,971	4,611,819	-	-	-	4,613,790
Appropriations to statutory reserves	-	-	-	-	-	1,817,954	(1,817,954)	-	-
Dividends	-	-	-	-	2,560,186	-	(2,560,186)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	133,561	133,561
Balance, June 30, 2009	22,112,500	$22,113	7,887,368	$7,887	$30,666,631	$4,693,020	$17,456,857	$2,660,079	$55,506,587
Net loss	-	-		-	-	-	(56,385,565)	-	(56,385,565)
Conversion from preferred stock to common stock	900,000	900	(900,000)	(900)	-	-	-	-	-
Appropriation of statutory reserve	-	-	-	-	-	2,388,686	(2,388,686)	-	-
Issuance of stock options	-	-	-	-	3,054,332	-	-	-	3,054,332
Exercise of warrants	178,665	179	-	-	1,206,446	-	-	-	1,206,625
Reclassification of warrants and preferred stock to liabilities	-	-	-	-	(16,640,025)	-	(5,368,877)	-	(22,008,902)
Stock compensation expense	-	-	-	-	15,971,920	-	-	-	15,971,920
Foreign currency translation adjustment	-	-	-	-	-	-	-	373,824	373,824

Balance, June 30, 2010	23,191,165	$23,192	6,987,368	$6,987	$34,259,304	$7,081,706	$(46,686,271)	$3,033,903	$(2,281,179)

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year Ended June 30,
	2010	2009
Cash flows from operating activities
Net (loss) income	$(56,385,565)	$13,577,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	508,023	172,185
Amortization	917,384	778,115
Loss on disposal of property, plant and equipment	1,849	-
Stock - compensation expense	15,971,920	-
Changes in fair value of instruments - loss/(gain)	56,910,599	-
Stock based compensation	3,054,332	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Trade receivables	(2,396,926)	(450,979)
Notes receivable	219,405	(283,286)
Other receivables	(300,842)	(3,108)
Deposits and prepaid expenses	194,766	444,628
Advances to suppliers	(77,279)	(316,230)
Inventories	(1,636,793)	(179,522)
Increase (decrease) in liabilities:
Notes payable	1,655,474	984,074
Accounts payable	1,714,386	178,912
Advances from customers	1,008,342	212,911
Other payables	444,030	242,840
Accruals	(111,461)	14,440
Income tax payable	(415,706)	516,342
Net cash provided by operating activities	21,275,938	15,889,016
Cash flows from investing activities
Proceeds from disposition of property, plant and equipment	3,291	-
Purchase of property, plant and equipment	(26,510,913)	(564,609)
Purchase of intangible assets	(11,465)	(1,895,099)
Advances to suppliers for purchase of equipment and construction	(12,070,002)	-
Increase in restricted cash	(901,260)	(440,232)
Net cash used in investing activities	(39,490,349)	(2,899,940)
Cash flows from financing activities
Proceeds from exercise of warrants	$89,799	$-
Proceeds from stock issued, net of transaction costs of $386,210	-	4,613,790
Net cash provided by financing activities	$89,799	$4,613,790
See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Stated in US Dollars)

	Year Ended June 30,
	2010	2009

Net increase (decrease) in cash and cash equivalents	$(18,124,612)	$17,602,866

Effect of exchange rate changes on cash and cash equivalents	130,836	72,608

Cash and cash equivalents–beginning of year	38,988,958	21,313,484

Cash and cash equivalents–end of year	$20,995,182	$38,988,958

Supplementary cash flow information:

Cash paid during the year:
Interest received	$387,675	$193,149
Taxes paid	$5,119,200	$4,088,651

Non-cash transaction:
Preferred stock conversion to common stock	$900	$-
Dividends	$-	$2,560,186
Cashless exercise of warrants	$1,016,536	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Shengkai Innovations, Inc. (the Company) was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008 the Company has only nominal operations and assets. On October 23, 2008, the Company changed its name from Southern Sauce Company, Inc. to Shengkai Innovations, Inc.

On June 9, 2008, the Company executed a reverse-merger with Shen Kun International Limited (“Shen Kun”) by an exchange of shares whereby the Company issued 20,550,000 shares of common stock at $0.001 par value in exchange for all Shen Kun shares.  Immediately after the closing of the reverse-merger, we had a total of 22,112,500 shares of common stock outstanding, with the Shen Kun shareholders (and their assignees) owning approximately 92.9% of our outstanding common stock on a non-diluted basis. Shen Kun became our wholly-owned subsidiary.

The exchange transaction was accounted for as a reverse acquisition in accordance with generally accepted accounting principles of America. For financial reporting purposes, this transaction is classified as a recapitalization of the Company and Shen Kun. The accompanying audited consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of the Company and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd for the years ended June 30, 2010 and 2009.

Shen Kun formed Sheng Kai (Tianjin) Ceramic Valves Co., Ltd. which was renamed to Shengkai (Tianjin) Limited in April 2010, (“SK” or “WFOE”), which entered into a series of agreements with Tianjin Shengkai Industrial Technology Development Co., Ltd (“Shengkai”) including but not limited to consigned management, technology service, loan, exclusive purchase option, equity pledge, etc. The agreements were entered on May 30, 2008. As a result of entering the abovementioned agreements, WFOE deem to control Shengkai as a variable interest entity as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10 (formerly FASB Interpretation No. 46 (revised March 2003) Consolidated of Variable Interest Entities, and Interpretation of ARB No. 51).

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
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

The Company owned four subsidiaries since its reverse-merger on June 9, 2008. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of Company	Place of incorporation	Attributable interest

Shen Kun International Limited	British Virgin Islands	100%

Shengkai (Tianjin) Limited, formerly Sheng Kai (Tianjin) Ceramic Valves Co., Ltd	PRC	100%

*Tianjin Shengkai Industrial Technology
Development Co., Ltd	PRC	100%
*Deemed variable interest entity member

Shengkai (Tianjin) Trading Ltd.	PRC	100%

(c)	Use of estimates

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)	Economic and political risks

The Group’s operations are conducted in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

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

Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is not available for the Company’s use. The restricted cash is expected to be released within the next twelve months.

(f)	Accounts receivable

Accounts receivable are carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expense.  The Company did not provide allowance for doubtful accounts at June 30, 2010 and 2009, respectively, as per the management's judgment based on their best knowledge.

(g)	Property, plant and equipment

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Construction in progress

Construction in progress represents direct costs of construction incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

(i)	Land use rights

According to PRC laws, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are being amortized using the straight-line method over the lease term of 50 years commencing from the date of acquisition.

(j)	Other intangible assets

Other intangible assets include patent rights and software costs which are stated at acquisition cost less accumulated amortization. Amortization expense is recognized using the straight-line method over the estimated useful life. Patent rights are carried at cost and amortized on a straight-line basis over the period of rights of 10 years commencing from the date of acquisition of equitable interest.  Software costs are carried at cost and amortized on a straight-line basis over the period of 6 years.

(k)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144 (now known as "ASC 360"). The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

(l)	Inventories

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	June 30,
	2010	2009
Cash on hand	$5,348	$6,236
Bank deposits:
Agricultural Bank of China	-	-
Bank of China	889,600	21,081
Industrial and Commercial Bank of China	307,818	750,757
Industrial Bank Co. Ltd.	1,326,844	2,962,345
Shanghai Pudong Development Bank	18,043,632	35,232,842
The Hong Kong and Shanghai Banking Corporation Limited	15,483	15,697
JPMORGAN CHASE BANK	406,457	-

	$20,995,182	$38,988,958

(n)	Fair Value of Financial Instruments

FASB ASC 820 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;

•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, other receivables, short-term bank loans, accounts payable, notes payable, other payables and accrued expenses and due to related parties, approximate their fair values because of the short maturity of these instruments.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting guidance on fair value measurement and disclosures permits entities to choose to measure many financial instruments and certain other items at fair value. It was effective for our year beginning July 1, 2009. Upon its adoption and at this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis in future periods.
The summary of fair values of financial instruments as of June 30, 2010 and 2009 are as follows:

June 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$37,424,035	$37,424,035	3	Black-Scholes
Embedded conversion liability	$40,378,640	$40,378,640	3

June 30, 2009
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$-	$-	3
Embedded conversion liability	$-	$-	3
The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Beginning balance: Derivative liabilities	$—	$—
Adoption of change in accounting principle	20,892,076	—
Total (gains) losses	56,910,599	—

Ending balance: Derivative liabilities	$77,802,675	$—

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Revenue recognition

Revenue represents the invoiced value of goods sold and are recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable, and
- Collection is reasonably assured.

Revenues are recognized when customer takes delivery and acceptance of products, the price is fixed or determinable as stated on sales contract, and the collectability is reasonably assured. The products are not subject to returns.

(p)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market is also reflected in cost of revenues.

(q)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the years ended June 30, 2010 and 2009 were $82,913 and $17,845, respectively.

(r)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the years ended June 30, 2010 and 2009 were $865,098 and $559,097, respectively.

(s)	Retirement benefit plans

The employees of the Company are members of a state-managed retirement benefit plan operated by the government of the PRC.  The Company is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits.  The only obligation of the Company with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses for the years ended June 30, 2010 and 2009 were $142,568 and $130,574, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t)	Share-based compensation

Share-based compensation includes 1) stock options and common stock awards granted to employees and directors for services, and are accounted for under FASB ASC 718 "Compensation - Stock Compensation", and 2) common stock awards granted to consultants which are accounted for under FASB ASC 505-50 "Equity - Equity-Based Payment to Non-employees".

All grants of common stock awards and stock options to employees and directors are recognized in the financial statements based on their grant date fair values. The Company has elected to recognize compensation expense using the straight-line method for all common stock awards and stock options granted with service conditions that have a graded vesting schedule, with a corresponding charge to additional paid-in capital.

The Company estimates fair value of common stock awards based on the number of shares granted and the quoted price of the Company's common stock on the date of Grant.

The fair value of stock options is estimated using the Black-Scholes model. The Company's expected volatility assumption is based on the historical volatility of the Company's stock as well as historical volatility of comparable public companies, due to its relatively short trading history. The expected life assumption is presumed to be the mid-point between the vesting date and the end of the contractual term, as is permitted for "plain vanilla" employee stock options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from initial estimates. Forfeiture rate is estimated based on historical and future expectation of employee turnover rate and are adjusted to reflect future change in circumstances and facts, if any. Share-based compensation expense is recorded net of estimated forfeitures such that expenses was recorded only for those stock options and common stock awards that are expected to vest.

(u)	Income tax

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At June 30, 2010 and 2009, the Company did not have a liability for unrecognized tax benefits.

(v)	Value-Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the People’s Republic of China (“PRC”) laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts included in prepaid VAT on the balance sheet represent the excess of VAT paid on purchases over the VAT due on sales at June 30, 2010, which can be used to offset future VAT that is due on sales.

(w)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (“US$” or “$”), while the functional currency of the Company is Renminbi (“RMB”), as determined based on the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 830 “Foreign Currency Matters”.  The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.  The resulting transaction adjustments are recorded as a component of other comprehensive income with in shareholders’ equity.  Gains and losses from foreign currency transactions are included in net income.

	June 30,
	2010	2009
Year ended RMB: US$ exchange rate	6.8086	6.8448
Average yearly RMB: US$ exchange rate	6.8367	6.8482

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(x)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at June 30, 2010 and 2009 amounted to $20,995,182 and $38,982,722 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

(y)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in the SK, and Shengkai’s Articles of Association, SK, and Shengkai’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $7,081,706 as at June 30, 2010.

(z)	Comprehensive income

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(ai)	Recent accounting pronouncements

In June 2009, the Company adopted FABS ASC 105-10 (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard has no impact on the Company’s Consolidated Financial Statements. However, reference to specific accounting standards have been changed to refer to appropriate section of the ASC. Subsequent revision to GAAP by the FASB will be incorporated into ASC through issuance of Accounting Standards Updates ("ASU").

Effective January 1, 2009, the Company adopted ASC 805 (formerly SFAS No. 141 R, Business Combinations). ASC 805 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of ASC 805 did not have a material effect on the Company's consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements). This Statement establishes accounting and reporting standards that acquire the ownership interests in subsidiaries' non-parent owners be clearly presented in the equity section of the balance sheet, requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistency; requires that when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value and the gain and loss on the deconsolidation of the subsidiary be measured using the fair value of any non-controlling equity; requires that entities provide disclosure that clearly identify the interests of the parent and the interests of the non-controlling owners. The adoption of ASC 810-10 did not have a significant effect on the Company's consolidated financial statements.

On April 1, 2009, the FASB approved ASC 805 (formerly SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in Business Combination That Arise from Contingencies), which amends Statement 141R and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No.5, Accounting for Contingencies and Interpretation 14, "Reasonable Estimation of the amount of a Loss and interpretation of FASB Statement No. 5," to determine whether the contingency should be recognized as of the acquisition date or after it. The adoption of ASC 805 did not have a material effect on the Company's consolidated financial statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(ai)	Recent accounting pronouncements (Continued)

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt ASC 320-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 320-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 320-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10 did not have a material effect on the Company's consolidated financial statements.

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt ASC 825-10 for our interim and annual reporting periods ending after June 15, 2009. ASC 825-10 does not require disclosures for periods presented for comparative purposes at initial adoption. ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 125-10 did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" as incorporated into FASB ASC 820, "Fair Value Measurements and Disclosures". The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what FASB ASC 820 states is the objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This guidance is effective for interim and annual periods ended after June 15, 2009, but entities may early adopt this guidance for the interim and annual periods ended after March 15, 2009. The adoption of such standard did not have a material impact on the Company's consolidated financial statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(ai)	Recent accounting pronouncements (Continued)

Effective July 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-05"). ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an equity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). If and instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraph 6-9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and EITF 05-2, The Meaning of "Conventional Debt Instrument" in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). ASC 815-40 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. As a result of the adoption of ASC 815-40, the Company adjusted its accounting effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815-40 was adopted, by bifurcating the embedded conversion option of the Preferred Shares which should be recorded as a liability measured at fair value, with changes in fair value recognized in earnings for each reporting period, and recording a cumulative-effect adjustment to the opening balance of retained earnings.

In August 2009, the FASB issued FASB ASU 2009-05, "Measuring Liabilities at Fair Value". FASB ASU 2009-05 amends FASB ASC 820, "Fair Value Measurements". Specifically, FASB ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of FASB ASC 820 of the Accounting Standards Codification (e.g. an income approach or market approach). FASB ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of such standard did not have a material impact on the Company's consolidated financial statements.

in May 2009, the FASB issued SFAS No. 165, "Subsequent Event", ("FASB ASC 855-10") which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements. The statement is effective for interim and annual periods ended after June 15, 2009. The standard was subsequently amended by FASB ASU 2010-09 which exempts an entity that is an SEC filer from the requirement to disclose the date through which subsequent events have been evaluated.

In September 2009, the Emerging Issues Task Force reached final consensus on FASB ASU 2009-13, "Revenue Arrangements with Multiple Deliverables". FASB ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of such standard is not expected to have a material impact on the Company's consolidated financial statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(ai)	Recent accounting pronouncements (Continued)

In December 2009, the FASB issued FASB ASU 2009-17, Consolidation of Variable Interest Entities ("FASB ASC 810"): improvements to Financial Reporting by Enterprises involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for statement No.167. In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R), which requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity und amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. SFAS No.167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that, with early application prohibited. The adoption of such standard did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-05 (ASU 2010-05), "Compensation - Stock Compensation (Topic 718)". This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation and is effective immediately. The provisions of ASU 2010-05 did not have a material effect on the Company's consolidated financial statements and is effective immediately.

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)." The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's consolidated financial statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(ai)	Recent accounting pronouncements (Continued)

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity's first annul period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application it not permitted. The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company's consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. The Company is currently evaluating the impact of this accounting update on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2010, and 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2010, and 2009, almost all the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. A minimal bank deposit was maintained with the banks in the U.S.A and Hong Kong.

For the years ended June 30, 2010, and 2009, more than 90% of the Group’s sales were generated from the PRC. In addition, nearly all accounts receivable as of June 30, 2010, and 2009, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments failed to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the years ended June 30, 2010, and 2009, there was no customer who accounts for 10% or more of the Group’s revenue.

Details of customer account for 10% or more of the Group’s accounts receivable were as follows:

	Year ended June 30,
	2010		2009

Customer A	$	*	$655,755
Customer B		*	$438,067
Customer C		*	$380,115

*: No customer accounts for 10% or more of the Group’s accounts receivable for the year ended June 30, 2010.

4.	OTHER RECEIVABLES

Other receivables consist of the followings:

	June 30,
	2010	2009

Advance to employees	$24,935	$12,268
Tender deposits	37,304	10,227
Sundry	32,656	484
VAT recoverable	230,288	-
	$325,183	$22,979

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

5.	INVENTORIES

Inventories consist of the followings:

	June 30,
	2010	2009

Finished goods	$592,034	$236,574
Work in process	-	49,607
Raw materials	1,964,132	621,618

	$2,556,166	$907,799

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the followings:

	June 30,
	2010	2009
At cost
Buildings	$2,119,449	$2,050,980
Machinery and equipment	4,598,723	3,056,646
Office equipment	175,507	166,748
Motor vehicles	507,346	416,163

	7,401,025	5,690,537
Less: accumulated depreciation
Buildings	(338,732)	(280,907)
Machinery and equipment	(666,345)	(294,726)
Office equipment	(132,066)	(117,807)
Motor vehicles	(143,826)	(138,645)

	(1,280,969)	(832,085)

Property, plant and equipment, net	6,120,056	4,858,452

Depreciation expenses included in the cost of sales for the years ended June 30, 2010 and 2009 were $357,931 and $113,751, respectively; and in the general and administrative expenses for the years ended June 30, 2010 and 2009 were $150,092 and $58,434, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

7.	LAND USE RIGHTS

	June 30,
	2010	2009

Cost of land use rights	$2,803,194	$2,788,369
Less: Accumulated amortization	(322,265)	(302,714)

Land use rights, net	$2,480,929	$2,485,655

Amortization expenses for the years ended June 30, 2010 and 2009 were $19,551 and $18,966 respectively.

Amortization expense for the next five years and thereafter is as follows:

2011	$56,064
2012	56,064
2013	56,064
2014	56,064
2015	56,064
Thereafter	2,200,609

$2,480,929

8.	OTHER INTANGIBLE ASSETS

	June 30,
	2010	2009
At cost:
Patent rights	$7,490,527	$8,949,335
Software	1,537,921	19,913
	9,028,448	8,969,248
Less: Accumulated amortization
Patent rights	$(2,858,219)	$(2,098,012)
Software	(168,818)	(14,569)
	(3,027,037)	(2,112,581)

Other intangible assets, net	$6,001,411	$6,856,667

Amortization expenses for the years ended June 30, 2010 and 2009 were $914,456 and $765,965 respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

8.	OTHER INTANTIGBLE ASSETS (CONTINUED)

Amortization expense for the next five years and thereafter is as follows:

2011	904,626
2012	902,346
2013	902,053
2014	901,467
2015	901,319
Thereafter	1,489,600
6,001,411

9.	NOTES PAYABLE

Notes payable consists of the following:

	June 30,
	2010	2009

Due December 30,2010	$130,423	$-
Due December 30,2010	53,939	-
Due December 30,2010	144,055	-
Due December 28,2010	549,188	-
Due December 3,2010	25,115	-
Due December 3,2010	56,840	-
Due December 3,2010	247,628	-
Due November 28,2010	29,375	-
Due November 28,2010	14,687	-
Due November 28,2010	8,812	-
Due November 28,2010	20,562	-
Due November 28,2010	8,812	-
Due November 28,2010	29,375	-
Due November 28,2010	28,200	-
Due October 15,2010	123,814	-
Due October 14,2010	204,888	-
Due October 6,2010	19,916	-
Due October 2,2010	18,653	-
Due September 15,2010, subsequently repaid on due dates	69,265	-
Due September 9,2010, subsequently repaid on due dates	2,910	-
Due September 9,2010, subsequently repaid on due dates	14,687	-
Due September 9,2010, subsequently repaid on due dates	10,046	-
Due September 9,2010, subsequently repaid on due dates	1,702	-
Due September 9,2010, subsequently repaid on due dates	1,692	-
Due September 3,2010, subsequently repaid on due dates	569,103	-
Due August 3,2010, subsequently repaid on due dates	1,908	-
Due August 3,2010, subsequently repaid on due dates	2,127	-
Due August 3,2010, subsequently repaid on due dates	1,654	-
Due July 20,2010, subsequently repaid on due dates	204,888	-
Due July 4,2010, subsequently repaid on due dates	57,831	-
Due December 24,2009, subsequently repaid on its due date	-	1,496
Due December 24,2009, subsequently repaid on its due date	-	2,209
Due December 24,2009, subsequently repaid on its due date	-	3,487
Due December 24,2009, subsequently repaid on its due date	-	6,501
Due December 24,2009, subsequently repaid on its due date	-	8,110
Due December 24,2009, subsequently repaid on its due date	-	2,254
Due November 27,2009, subsequently repaid on its due date	-	1,713
Due November 27,2009, subsequently repaid on its due date	-	2,787
Due November 27,2009, subsequently repaid on its due date	-	2,024
Due November 27,2009, subsequently repaid on its due date	-	2,022
Due November 27,2009, subsequently repaid on its due date	-	2,772
Due November 27,2009, subsequently repaid on its due date	-	4,918
Due November 8,2009, subsequently repaid on its due date	-	29,219
Due November 6,2009, subsequently repaid on its due date	-	2,321
Due November 6,2009, subsequently repaid on its due date	-	6,018
Due November 6,2009, subsequently repaid on its due date	-	12,397
Due November 6,2009, subsequently repaid on its due date	-	7,773
Due November 6,2009, subsequently repaid on its due date	-	5,230
Due November 6,2009, subsequently repaid on its due date	-	43,617
Due September 18,2009, subsequently repaid on its due date	-	13,657
Due September 18,2009, subsequently repaid on its due date	-	2,957
Due September 18,2009, subsequently repaid on its due date	-	4,383
Due September 18,2009, subsequently repaid on its due date	-	11,346
Due September 18,2009, subsequently repaid on its due date	-	38,817
Due August 16,2009, subsequently repaid on its due date	-	9,329
Due August 16,2009, subsequently repaid on its due date	-	9,559
Due August 16,2009, subsequently repaid on its due date	-	14,097
Due August 16,2009, subsequently repaid on its due date	-	3,335
Due August 16,2009, subsequently repaid on its due date	-	22,210
Due August 16,2009, subsequently repaid on its due date	-	7,911
Due August 6,2009, subsequently repaid on its due date	-	30,019
Due July 22,2009, subsequently repaid on its due date	-	2,206
Due July 22,2009, subsequently repaid on its due date	-	10,480
Due July 22,2009, subsequently repaid on its due date	-	2,449
Due July 22,2009, subsequently repaid on its due date	-	38,813
Due July 22,2009, subsequently repaid on its due date	-	31,741
Due July 21,2009, subsequently repaid on its due date	-	292,192
Due July 21,2009, subsequently repaid on its due date	-	292,192

Total	$2,652,095	$984,561

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission on each loan transaction.  Bank charges for notes payable were $2,194 and $915 for the year ended June 30, 2010 and 2009, respectively.

The interest-free notes payable are secured by $1,849,958 and $940,488 restricted cash as of June 30, 2010 and December 31, 2009.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

10.	OTHER PAYABLES

	June 30,
	2010	2009

Commissions payables	$441,860	$312,365
Accrued expenses	127,975	12,389
Deposit for project	266,134	467,508
Sundry PRC taxes payables	379,588	-
Sundry	29,282	2,492

	$1,244,839	$794,754

11.	PREFERRED STOCK AND WARRANTS IN CONNECTION WITH PRIVATE PLACEMENTS

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

The Preferred Shares have liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Series A Preferred Share.  In the event of a liquidation of the Company, holders of Preferred Shares are entitled to receive a distribution equal to $2.5357 per share of Preferred Shares prior to any distribution to the holders of common stock or any other stock that ranks junior to Preferred Shares. The Preferred Shareholders are not entitled to dividends unless paid to Common Shareholders. Any dividend paid will have the same record and payment date and terms as the dividend payable to the Common Stock. The Preferred Shares will participate based on their respective as-if conversion rates if the Company declares any dividends.  Holders of Series A Preferred Shares also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Series A Preferred Shares. At any time, each Preferred Share is convertible into 1 share of Common Stock adjusted from time to time to the Conversion Rate. The Conversion Rate is computed as the Liquidation Preference Amount ($2.5357 per share) divided by the Conversion Price. The Conversion Price is initially $2.5357 per share but can adjust for anti-dilution.  The holder can also void the conversion or exercise its Buy-in Rights. The Buy-in-Rights entitle the holder to be protected in the case that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party. The Preferred Shares have registration rights that the Company is required to have a registration statement filed with the SEC within 45 days after the earlier of the date of the Second Closing or June 30, 2008, and declared effective by the SEC not later than November 27, 2008.  We filed the initial registration statement on August 7, 2008, and it was declared effective by the SEC on August 21, 2008.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

11.	PREFERRED STOCK AND WARRANTS IN CONNECTION WITH PRIVATE PLACEMENT (CONTINUED)

The gross proceeds of the transaction were $15 million. The proceeds from the transaction were originally allocated to Preferred Shares, Warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants were not classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions:  common stock fair market value of $2.55, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

The Company originally recognized a beneficial conversion feature discount on the Preferred Shares at their intrinsic value, which was the fair value of the common stock at the commitment date for the Preferred Shares investment, less the effective conversion price but limited to the $15 million of proceeds received from the sale. The Company originally recognized the $7.8 million beneficial conversion feature in the equity as a transfer from retained earnings to additional paid in capital as dividends in the accompanying consolidated financial statements on the date of issuance of the Preferred Shares since the Series A preferred shares were convertible at the issuance date.

The accounting treatment for such preferred stock and warrants were re-evaluated and adjustments were made during the year ended June 30, 2010.

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

The Preferred Shares have liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Series A Preferred Share.  In the event of a liquidation of the Company, holders of Preferred Shares are entitled to receive a distribution equal to $2.5357 per share of Preferred Shares prior to any distribution to the holders of common stock or any other stock that ranks junior to the Preferred Shares. The Preferred Shareholders are not entitled to dividends unless paid to Common Shareholders. Any dividend paid will have the same record and payment date and terms as the dividend payable to the Common Stock. The Preferred Shares will participate based on their respective as-if conversion rates if the Company declares any dividends.  Holders of Preferred Shares also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Preferred Shares. At any time, each Preferred Share is convertible into 1 share of Common Stock adjusted from time to time to the Conversion Rate. The Conversion Rate is computed as the Liquidation Preference Amount ($2.5357 per share) divided by the Conversion Price. The Conversion Price is initially $2.5357 per share but can adjust for anti-dilution.  The holder can also void the conversion or exercise its Buy-in Rights. The Buy-in-Rights entitle the holder to be protected in the case that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party. The Preferred Shares have registration rights that the Company is required to have a registration statement filed with the SEC within 45 days after the date of the Closing Date, or September 1, 2008, and declared effective by the SEC not later than December 15, 2008.  We filed the initial registration statement on August 7, 2008, and it was declared effective by the SEC on August 21, 2008.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

11.	PREFERRED STOCK AND WARRANTS IN CONNECTION WITH PRIVATE PLACEMENT (CONTINUED)

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

During the fiscal year ended June 30, 2010, a total of 900,000 shares of Preferred Share have been converted into 900,000 share of Common Stock; a total of 284,091 Warrants have been exercised at an exercise price of $3.52 per share, of which a net issuance of 153,154 shares of Common Stock was based on cashless exercise, and another 25,511 shares of Common Stock were issued for cash proceeds of $89,799.

The gross proceeds of the transaction were $5 million. The proceeds from the transaction were originally allocated to the Preferred Shares, Warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants were originally not classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions:  common stock fair market value of $2.55, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

The Company originally recognized a beneficial conversion feature discount on the Preferred Shares at its intrinsic value, which was the fair value of the common stock at the commitment date for the Preferred Shares investment, less the effective conversion price but limited to the $5 million of proceeds received from the sale. The Company originally recognized the $2.6 million beneficial conversion feature in the equity as a transfer from retained earnings to additional paid in capital as dividends in the accompanying consolidated financial statements on the date of issuance of the Preferred Shares since the Preferred Shares were convertible at the issuance date.

The accounting treatment for such preferred stock and warrants were re-evaluated and adjustments were made during the year ended June 30, 2010.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

11.	PREFERRED STOCK AND WARRANTS IN CONNECTION WITH PRIVATE PLACEMENT (CONTINUED)

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

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the Preferred Shares issued in the June and July 2008 Private Placements.  The Certificate of Designations of the Preferred Shares includes a down-round provision pursuant to which, if the Company issues any additional shares of common stock at a per share price of less than $2.5357, the conversion ratio will be adjusted downward to reflect such lesser issued price. The down-round provision changed for the period commencing on the two (2) year anniversary of the Original Issue Date as set forth in Section 5 (e)(i) and 5(e)(ii) thereof. Although the adjustment under the Section 5(e)(ii) is different from the Section 5(e)(i), the nature of the down-round provision is not changed under both sections. The Company performed a complete assessment of the preferred stock and concluded that the Preferred Shares issued in the June and July 2008 Private Placements is within the scope of ASC 815-40-55-33 due to the down-round provisions included in the terms of the agreements. Pursuant to ASC 815-40-55-33, the down-round provision precludes the embedded conversion option of the Preferred Shares from being considered indexed to the entity’s own stock. Accordingly, the Company adjusted its accounting effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by bifurcating the embedded conversion option of the Preferred Shares which should be recorded as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period, reversing the prior accounting related to the treatment of the beneficial conversion feature and recording a cumulative-effect adjustment to the opening balance of retained earnings.

ESCROW ACCOUNT

In connection with the June 2008 Private Placement, on June 10, 2008 we entered into and on June 11, 2008 consummated a securities escrow agreement with Vision Opportunity China LP, the Company’s principal shareholder, and Loeb & Loeb LLP, as escrow agent (the “Securities Escrow Agreement A”).  In the Securities Escrow Agreement A, as an inducement to the purchasers to enter into the June 2008 Private Placement, the principal Shareholder agreed to deliver an aggregate of 5,915,526 shares of our common stock (the amount of common stock underlying the Series A Preferred Stock) (the “Vision Escrow Shares”) to the escrow agent for the benefit of the purchasers, and to forfeit some or all of those shares to the purchasers in the event we fail to achieve certain financial performance thresholds for the years ended June 30, 2009 and June 30, 2008.

In connection with the July 2008 Private Placement, on July 18, 2008, we consummated a securities escrow agreement with Blue Ridge Investments, LLC, the Company’s principal shareholder, and Loeb & Loeb LLP, as escrow agent (the “Securities Escrow Agreement B”).  In the Securities Escrow Agreement B, as an inducement to Blue Ridge Investments, LLC to enter into the July 2008 Private Placement, the principal shareholder agreed to deliver an aggregate of 1,971,842 shares of our common stock (the amount of common stock underlying the Series A Preferred Stock) (the “Blue Ridge Escrow Shares”) to the escrow agent for the benefit of Blue Ridge Investments, LLC, and to forfeit some or all of those shares to Blue Ridge Investments, LLC in the event we fail to achieve certain financial performance thresholds for the years ended June 30, 2009 and 2008.

As the Company achieved the financial performance thresholds for the years ended June 30, 2009 and 2008, 5,915,526 Vision Escrow Shares and 1,971,842 Blue Ridge Escrow Shares were released from the escrow accounts on December 1, 2009 and January 18, 2010, respectively.  As a result, the Company recorded stock compensation expense of $15,971,920 in total for the year ended June 30, 2010 in accordance with Accounting Standards Update-2010-05.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

12.  SHARE-BASED COMPENSATION

The Company’s 2010 Incentive Stock Plan (the “Plan”) was adopted by our Board of Directors and approved by our shareholders, permits the grant of incentive stock options, non-statutory stock options; stock awards, restricted stock purchase offer, to our officers, employees and non-employee directors. The 2010 Incentive Stock Plan provides for the issuance of up to 2,211,250 shares of common stock (subject to adjustment for stock split and similar events). Option awards generally vest in three to four equal installments and have 5 year contractual terms. The Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

On March 31, 2010, the Company issued 1,651,125 shares of non-statutory stock options to key employees and 310,000 shares to independent directors as compensation, these options have a 5 year contractual term. The options issued to key employees vest in three equal annual installments of 33.3%, with exercise price of $7.97 per share.  Options issued to independent directors vest in three equal annual installments of 33.3% or in four equal annual installments of 25%, with exercise price of $3 per share. On June 22, 2010, the Company issued 150,000 shares of non-statutory stock options to Mr. Chen Wang, CEO, and 100,125 shares of options to Ms. Wei Guo, VP International Sales of Shengkai. These options have a 5 year contractual term, vest in three equal annual installments of 33.3%, with exercise price of $8.13 per share.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. Total compensation expense related to the stock options for the year ended June 30, 2010 was $3,054,332 and was recorded as general and administrative expense.  As of June 30, 2010, there was $9,383,652 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of approximately 2.8 years.  There were 476,667 options vested during the fiscal year ended June 30, 2010.

The fair value of the stock option grant for the year ended June 30, 2010 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price as well as volatility of comparable companies.  The risk free interest rate is derived from the U.S. Treasury yield with a remaining term equal to the expected life of the option in effect at the time of the grant.  Since the Company has limited option exercise history, it has elected to estimate the expected life of an award based upon the SEC-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110. With the vesting period forms the lower bound of the estimate of expected term and the life of the option forming the upper bound.

The above assumptions were used to determine the weighted average grant date fair value of stock options of $5.63 per share for the options granted on March 31, 2010 and June 22, 2010.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

12.  SHARE-BASED COMPENSATION (CONTINUED)
A summary of the Company’s stock option activity as of June 30, 2010, and changes during fiscal year ended June 30, 2010 is presented in the following table:

	Options	Weighted-Average Exercise Price

Outstanding at July 1, 2009	-	-
Granted	2,211,250	$7.29
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2010	2,211,250	$7.29

Vested at June 30, 2010	476,667	$7.97

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.13	250,125	4.98	$8.13	-	$-
$3.00	310,000	4.75	$3.00	-	$-
$7.97	1,651,125	4.75	$7.97	476,667	$7.97
	2,211,250	4.78	$7.29	476,667	$7.97

A summary of the status of the Company’s nonvested shares as of June 30, 2010, and changes during the fiscal year ended June 30, 2010, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at July 1, 2009	-	$-
Granted	2,211,250	5.63
Vested	476,667	5.37
Forfeited	-	-
Nonvested at June 30, 2010	1,734,583	$5.70

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

13.	INCOME TAXES

(a)
The Company is registered in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, SK and VIE, Shengkai (see note 1).

SK, and Shengkai, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25% since January 1, 2008.

In April 2010, Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the year ended June 30, 2009, we already used income tax rate of 25% to provide and pay for income taxes.  For the year ended June 30, 2010, for the period from July 1, 2009 to December 31, 2009, we used income tax rate of 25% to provide and pay for income taxed and for the period from January 1, 2010 to June 30, 2010, we used the preferential income tax rate of 15% to provide and pay for income tax expenses.  We did not record any tax refund receivable as of June 30, 2010 as we are not sure whether the overpaid income tax expenses during the calendar year 2009 would be approved by the local tax bureau .

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to our subsidiaries in the PRC is 33%.  After January 1, 2008, under the New CIT Law, the corporate income tax rate applicable to our Chinese subsidiaries is 25%.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of June 30, 2010, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of June 30, 2010, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, as of June 30, 2010, and the Company has not accrued for PRC tax on such basis.  The Company will continue to monitor changes in the interpretation or guidance of this law.  Income taxes payable was $1,061,783 and $1,471,380 at June 30, 2010 and 2009, respectively.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  The foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There were no such dividends distributed in the year ended June 30, 2010 or 2009.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

13.	INCOME TAXES (CONTINUED)

Income tax expenses consist of the following:

	Year Ended June 30,
	2010	2009

Current	$4,703,494	$4,522,362
Deferred	-	-
Total	$4,703,494	$4,522,362

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for 2010 and 2009 is as follows:

	Year Ended June 30,
	2010	2009

Income tax (benefits) expenses computed at the PRC statutory rate of 25% based on (loss) income before tax of $(51,682,071) for the year ended June 30, 2010 and $18,100,056 for the year ended June 30, 2010.	$(12,920,518)	$4,525,014
Valuation allowance	12,920,518	-
Income tax for income from China subsidiary for the year ended June 30, 2010 (Based on income before tax of $24,240,561)	6,060,140	-
Preferential tax rate effect of 10% for the period from January 1, 2010 to June 20, 2010 (Based on income before tax of $13,566,669)	(1,356,646)	-
Permanent difference	-	(2,652)
	$4,703,494	$4,522,362

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

14.	EARNINGS (LOSS) PER SHARE

The calculation of the basic and diluted earnings (loss) per share attributable to the common stock holders is based on the following data:

Earnings (Loss):	2010	2009

Net (loss) income for the year	$(56,385,565)	$13,577,694
Non-Cash Dividends on convertible preferred stock	-	(2,560,186)

(Loss) earnings for the purpose of basic earnings per share	$(56,385,565)	$11,017,508

Effect of dilutive potential common stock	-	-

(Loss) earnings for the purpose of dilutive earnings (loss) per share	$(56,385,565)	$11,017,508

Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	22,704,492	22,112,500
Effect of dilutive potential common stock
- conversion of convertible preferred stock	-	7,887,368
- exercise of warrants	-
- exercise of options	-

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	22,704,492	29,999,868

Earnings (loss) per share:

Basic earnings (loss) per share	$(2.483)	$0.498

Dilutive earnings (loss) per share	$(2.483)	$0.367

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

15.  COMMITMENTS AND CONTINGENCY

A new manufacturing facility and a headquarters’ building are under construction on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts including the main superstructure were executed. The total amount of executed contracts was $32,587,834 (RMB 221,597,271), of which $ 24,072,627 (RMB 163,693,864) had been paid as of June 30, 2010. The balance of $8,515,207 (RMB 57,903,407) will be settled by the end of calendar year 2010.

Certain equipment and machinery contracts were executed. The total amount of executed contracts was $15,370,647 (RMB 104,520,400), of which $11,973,235 (RMB 81,418,000) had been paid as of June 30, 2010. The balance of $3,397,412 (RMB 23,102,400) will be settled by the end of calendar year 2010.

16.  SEGMENT INFORMATION

The Group is principally engaged in one segment of the manufacturing and selling of ceramic valve in the PRC. Nearly all revenues are generated in the PRC and nearly all identifiable assets of the Group are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the year ended June 30, 2010 in terms of customers' industry classification is as follows:

	For the Year Ended June 30,
Customer industry	2010	2009
Electric power	$35,291,530	$29,483,317
Petrochemical and chemical	15,886,538	7,891,971
Aluminum, metallurgy and others	2,970,886	1,921,947
Total Sales	$54,148,954	$39,297,235

17.     SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after June 30, 2010 up through the date we issued the consolidated financial statements. There were no significant subsequent events occurred.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous Independent Accountants

On June 28, 2010, Albert Wong & Co. (“AW”) resigned as our registered independent public accounting firm.

The audit reports of AW on our financial statements for each of the past two fiscal years ended June 30, 2008, and 2009, contained no adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended June 30, 2008, and 2009, and through the date of termination, we have had no disagreements with AW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AW, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During the fiscal years ended June 30, 2008, and 2009, and through the date of termination, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

We provided AW with a copy of this disclosure before its filing with the SEC. We requested that AW provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from AW stating that it agrees with the above statements.

New Independent Accountants

On June 28, 2010, our Audit Committee of the Board of Directors approved the appointment of BDO China Li Xin Da Hua CPA Co., Ltd. (“BDO”) as our new registered independent public accounting firm, effective as of June 28, 2010, for the year ending June 30, 2010, and to conduct review engagements on the Company’s non-annual quarterly financial statements on an ongoing basis thereafter.  BDO is registered with the Public Company Accounting Oversight Board.

During the two most recent fiscal years ended June 30, 2008, and 2009 and through the date of our engagement of BDO, we did not consult with BDO regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging BDO, BDO did not provide our Company with either written or oral advice that was an important factor considered by our Company in reaching a decision as to any accounting, auditing or financial reporting issue at hand.

Item 9A.               Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”)’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010 and as covered by this Annual Report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer noted a material weakness (see Management’s Report on Internal Control over Financial Reporting below) and concluded that the Company’s disclosure controls and procedures were not effective.  The management has since implemented corrective actions designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2010.  The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that at June 30, 2010 there was a material weakness and therefore, the internal control over financial reporting was not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting is related to a lack of technical accounting expertise.  The Company became a reporting company in June 2008.  The Company began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending June 30, 2008.  Until that time, the Company’s internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.   As a result, with the exception of certain additional persons hired in March 2010 to address these deficiencies, including the hiring of our CFO, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although the Company’s accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. In order to mitigate this material weakness to the fullest extent possible, external consultants were used and the Company’s review process was strengthened.  Therefore, the management believes that the consolidated financial statements and other information presented herewith are materially correct.  The material weakness identified did result in the amendment of previously reported condensed consolidated financial statements for the quarters ended March 31, 2010, December 31, 2009 and September 30, 2009 but not to any other related financial disclosure, nor does the management believe that the weakness had any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period.

Management has also determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.  In order to correct the foregoing deficiency, we have set up an internal control department with qualified accounting staff, including a qualified chief financial officer, which directly reports to the Company’s independent Audit Committee. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over the financial reporting.  The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

 Changes in Internal Control over Financial Reporting

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the fiscal year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of Shengkai Innovations, Inc.

The following table sets forth certain information concerning our directors and executive officers:

Directors and Executive Officers	Position/Title	Age

Wang Chen	Chief Executive Officer, Chairman	46
David Ming He	Chief Financial Officer	40
Wei Guo	Director	44
Michael Marks	Director	38
Jun Leng	Director	40
Ruizhu Mu	Director	38

The following is a summary of the biographical information of our directors and officers:

Mr. Chen Wang was appointed chief executive officer and chairman of the board of the Company on June 9, 2008.  Mr. Wang founded Shengkai in June 1994 and has been serving as Chief Executive Officer and Chief Technology Officer of Shengkai since then. Prior to founding Shengkai, he worked at Tianjin Dagang Power Plant from September 1987 to July 1992. Mr. Wang has an MBA from Renmin University of China. Mr. Wang is husband to Ms. Guo Wei, whose information is described in more detail below.

Mr. David Ming He was appointed chief financial officer of the Company on March 1, 2010.  Mr. He previously served as chief financial officer of Equicap, Inc. (EQPI.OB) between January 2007 and February 2010. From October 2004 until January 2007, Mr. He served as the Senior Manager of SORL Auto Parts, Inc. (Nasdaq: SORL) in charge of capital market, investor relations, SEC filings and corporate internal controls. In his two years with SORL, Mr. He guided SORL’s progress in US capital market from an Over-the-Counter Bulletin Board company to a NASDAQ Global Market listed company, and completed a $36 million US public offering in November 2006. From 1994 to 2001, Mr. He was a senior manager in corporate banking with Credit Agricole Indosuez (now Calyon) in Shanghai. Currently Mr. He also serves as an independent director and chairperson of the Audit Committee of China Gengsheng Minerals, Inc. (NYSE Amex: CHGS). Mr. He holds designations of Chartered Financial Analyst and Illinois Certified Public Accountant. He received his Master of Science degree in Accountancy in 2004 and Master of Business Administration degree in Finance in 2003 from University of Illinois at Urbana-Champaign. He also received his Bachelor of Arts degree from Shanghai Institute of Foreign Trade in 1992.

Ms. Wei Guo was appointed director of the Company on June 24, 2008.  Ms. Guo has worked for Shengkai since 2005. She was appointed Chief Financial Officer of Shengkai in January 2007. Prior to working at Shengkai, Ms. Guo served as a purchasing specialist at Honeywell International Inc. (China) from August 1998 through August 2005. Ms. Guo has advanced English communication and translation skills and rich work experience in the field of joint ventures and financial management. Ms. Guo is the wife of Mr. Wang Chen, whose information is described in more detail above.

Mr. Michael Marks was appointed director of the Company on November 5, 2009.  Mr. Marks founded the China practice of Sonnenblick Goldman, a New York-headquartered real estate investment bank, in January 2003, and until December 2007 served as China managing director and regional principal of the firm.  In September 2002, Mr. Marks founded the Shanghai office of Horwath Asia Pacific, a hotel and tourism advisory firm affiliated with Horwath International, and currently serves as its director and Shanghai representative.  Mr. Marks currently serves as a director of Pypo China Holdings Limited and previously served as the president and director of Middle Kingdom from January 2006 through July 2009. Mr. Marks also serves as an independent director of Jiangbo Pharmaceuticals, Inc., a manufacturer and distributor of chemical and herbal drugs throughout China, and China Housing & Land Development, Inc., a developer of residential and commercial property in Shaanxi Province, China.  Mr. Marks graduated with a Bachelor of Commerce and Masters of Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997, respectively, and in 1998 graduated with a Bachelor of Arts in psychology from the University of South Africa.

Mr. Jun Leng was appointed director of the Company on November 5, 2009.  Mr. Leng has served as Vice President of J.P. Morgan Asia Consulting (Beijing) Ltd. since August 2008.  Prior to that, he served as Vice President of Asia Investment Consulting Ltd., an affiliate of Bank of America, from December 2004 to August 2008.  Mr. Leng received a bachelor’s degree in engineering from Tsinghua University in Beijing, China, and a master’s degree in business administration from Guanghua Management School at Peking University.

Dr. Ruizhu Mu was appointed director of the Company on November 5, 2009.  Dr. Mu has been an Associate Professor of the College of Chemistry and Chemical Engineering at Southwest University in China since September 2007 and from September 2005 to July 22006.  From September 2006 through July 2007, Dr. Mu was a post-doctorate associate under the supervision of Professor Yu Liu at NanKai University.   Dr. Hu received her bachelor’s degree in chemistry and PhD in synthetic organic chemistry from Lanzhou University, China.

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The following table sets forth certain information as of the date of this Report concerning the directors and executive officers of Shengkai:

Directors and Executive Officers	Position/Title	Age

Wang Chen	Chief Executive Officer, Chief Technology Officer, Executive Director	46

Guo Wei	VP International Sales	44

Guo Chuanji	Supervisor	80

He Li	Chief Operating Officer	34

Liu Xiaoqian	Chief Marketing Officer	31

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

 Committees

The Company’s business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has three committees - the audit committee, the compensation committee and the nominating committee. The audit committee is comprised of Michael Marks, Jun Leng, and Ruizhu Mu, with Mr. Marks serving as chairman.  The compensation committee is comprised of Michael Marks, Jun Leng, and Ruizhu Mu, with Mr. Leng serving as chairman. The nominating committee is comprised of Michael Marks, Jun Leng, and Ruizhu Mu, with Dr. Mu serving as chairwoman. All of the directors who serve on each of the audit, compensation, and nominating committees are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

Audit Committee. Our audit committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our board of directors has adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.  A copy of the audit committee’s current charter is available on our website at http://ir.stockpr.com/skii/governance-documents.

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Michael Marks.

           Compensation Committee.  The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the board of directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.  The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers.   A copy of the compensation committee’s current charter is available on our website at http://ir.stockpr.com/skii/governance-documents.

Nominating Committee.  The nominating committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally.  A copy of the nominating committee’s current charter is available on our website at http://ir.stockpr.com/skii/governance-documents.  The nominating committee will consider qualified director candidates recommended by stockholders if such recommendations for director are submitted in writing to our Secretary at No. 27, Wang Gang Road, Jin Nan (Shuang Gang) Economic and Technology Development Area, Tianjin, People’s Republic of China 300350, provided such recommendation has been made in accordance with the relevant by-laws.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available on our website at http://ir.stockpr.com/skii/governance-documents.

Board Attendance

The board and its committees held the following number of meetings during the fiscal year ended June 30, 2010:

Board of Directors	1
Audit Committee	2
Compensation Committee	0
Nominating Committee	0

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2010.

Board Leadership Structure and Role in Risk Oversight

Chen Wang is our chairman and chief executive officer. At the advice of other members of the management or the Board, Mr. Wang calls meetings of Board of Directors when necessary. We have three independent directors. We do not have a lead independent director. Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations.  The Board oversees specific risks, including, but not limited to:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Our Board of Directors is responsible to approve all related party transactions according to our Code of Ethics. We have not adopted written policies and procedures specifically for related person transactions.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except that Michael Marks was late in filing a Form 3 and each of Chen Wang and Li Shaoqing were late in filing a Form 4.

Item 11.   Executive Compensation.

The following is a summary of the compensation we paid to our CEO and CFO for the two years ended June 30, 2010 and 2009. No executive officer received compensation in excess of $100,000 for any of those years.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (3) ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chen Wang (CEO)(1)	2010	18,000	-0-	-0-	6,655	-0-	-0-	-0-	24,655
	2009	18,000	-0-	-0-	-0-	-0-	-0-	-0-	18,000

David Ming He (CFO)(2)	2010	40,000	-0-	-0-	99,758	-0-	-0-	-0-	139,758
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
Chen Wang was appointed CEO and chairman of the board of directors of the Company on June 9, 2008.  The compensation listed in the table above includes salary received in Mr. Wang’s capacity as CEO of Shengkai. On June 22, 2010, Mr. Wang received an option to purchase an aggregate of 150,000 shares of common stock at $8.13 per share.  The option shall become exercisable during the term of Mr. Wang’s employment in three equal annual installments of 50,000 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof.

(2)
David Ming He was appointed CFO of the Company on March 1, 2010 at an annual salary of $120,000. On March 31, 2010, Mr. He received an option to purchase an aggregate of 221,125 shares of common stock at $7.97 per share.  The option shall become exercisable during the term of Mr. He’s employment in three equal annual installments of 73,708 (save for the last installment of 73,709 shares) shares each, the first installment to be exercisable on the first anniversary of the date of the option, and each subsequent installment exercisable on every anniversary thereof.

(3)
Calculations are based on the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

Employment Agreements

We, via our operating entity, Shengkai, have an employment agreement with Mr. Chen Wang effective as of December 1, 2000 and a confidentiality and non-compete agreement effective as of June 7, 2001. Pursuant to these agreements, Mr. Wang receives no set salary compensation for his services as Chief Executive Officer of Shengkai, but Shengkai provides for his government-mandated social security insurance fees and certain dormitory expenses. In the event that Mr. Wang leaves his position at Shengkai, he stands to receive a monthly confidentiality and noncompete payment of RMB2,000 (approximately $293).

Effective March 1, 2010, Mr. He entered into an employment agreement with the Company to serve as the Company’s chief financial officer. Pursuant to the employment agreement, Mr. He’s initial term of office as the chief financial officer of the Company is one year and shall be continued on a year-to-year basis unless terminated by either party. For Mr. He’s service during his term of office, Mr. He shall receive an annual salary at the rate of US$120,000 and an option to purchase 221,125 shares of the Company’s common stock at an exercise price equivalent to the closing price per share of common stock on the date of the grant, which shall vest in one-third installments over three years.  The option may be exercised on a cashless basis.

Apart from the abovementioned agreements, there are no current employment agreements between the Company and its executive officers.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal years ended June 30, 2010 and 2009:

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Wei Guo, Director(1)	2010	$18,000	-	4,443	-	-	-	22,443
	2009	$15,000	-	-	-	-	-	15,000
Michael Marks, Director(2)	2010	$26,667	-	213,566	-	-	-	240,233
	2009	-	-	-	-	-	-	-
Jun Leng, Director(3)	2010	$16,667	-	87,261	-	-	-	103,928
	2009	-	-	-	-	-	-	-
Ruizhu Mu, Director(4)	2010	$16,667	-	87,261	-	-	-	103,928
	2009	-	-	-	-	-	-	-

(1) Compensation attributed to Wei Guo includes salary of $18,000 in the fiscal year ended June 30, 2010 and $15,000 in the fiscal year ended June 30, 2009, received by Ms. Guo in her capacity at Shengkai, our operating entity, as chief financial officer until March 1, 2010 and as Vice President of International Sales thereafter.  On June 22, 2010, Ms. Guo received an option to purchase an aggregate of 100,125 shares of common stock at $8.13 per share.  The option shall become exercisable during the term of Ms. Guo’s service in three equal annual installments of 33,375 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof.

(2) Effective November, 2009, the Company entered into an appointment letter with Michael Marks.  Pursuant to the agreement, Mr. Marks was appointed our director and shall receive an annual salary of $40,000, payable on a monthly basis.  Mr. Marks was also granted an option to purchase 150,000 shares of common stock of Company at a fixed exercise price of $3.00 per share. Such option shall be exercisable in three equal installments, the first being on the first anniversary of the date of grant.

(3) Effective November 5, 2009, the Company entered into an appointment letter with Jun Leng. Pursuant to the agreement, Mr. Leng was appointed our director and shall receive an annual salary of $25,000, payable on a monthly basis.  Mr. Leng was also granted an option to purchase 80,000 shares of common stock of Company at a fixed exercise price of $3.00 per share. Such option shall be exercisable in four equal installments, the first being on the first anniversary of the date of Mr. Leng’s appointment as director.

(4) Effective November 5, 2009, the Company entered into an appointment letter with Ruizhu Mu. Pursuant to the agreement, Mr. Mu was appointed our director and shall receive an annual salary of $25,000, payable on a monthly basis. Dr. Mu was also granted an option to purchase 80,000 shares of common stock of Company at a fixed exercise price of $3.00 per share. Such option shall be exercisable in four equal installments, the first being on the first anniversary of the date of Dr. Mu’s appointment as director.

(5) Calculations are based on the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

Other than the appointment letters described above, there are no understandings or arrangements between Mr. Marks, Mr. Leng, or Dr. Mu and any other person pursuant to which Mr. Marks, Mr. Leng, or Dr. Mu was appointed as a director. Neither Mr. Marks, Mr. Leng, nor Dr. Mu has any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

Outstanding Equity Awards at Fiscal Year-End

The following options were outstanding for the Company’s executive officers as of the end of the fiscal year 2010:

Outstanding Equity Awards At Fiscal Year-End
OPTION AWARDS
STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Chen Wang	150,000	1,096	148,904	8.13	6/22/2015	-	-	-	-
David Ming He	221,125	24,569	196,556	7.97	3/31/2015	-	-	-	-

Pension and Retirement Plans

 Currently, except for contributions to the PRC government-mandated social security retirement endowment fund for those employees who have not waived their coverage, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 20, 2010.

		Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Options	Preferred Shares (2)(13)		Warrants (3)(13)		Total (4)		Percentage of Common Stock (%)
Owner of More than 5% of Class

Vision Opportunity China LP 520 Madison Avenue, 12th Floor New York, NY 10022 (5)	267,089	0	5,015,526	(13)	7,098,632	(13)	12,381,247	(13)	9.9	(13)%

Hare & Co., as custodian for Blue Ridge Investments, LLC 214 N. Tryon Street Charlotte, NC 28255 (6)	0	0	1,971,842	(13)	2,366,211	(13)	4,338,053	(13)	9.9	(13)%

Long Sunny Limited (7)(11) P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	17,400,000	0	0		0		17,400,000		75.03%

Groom Profit Holdings Limited (8) PO Box 957 Offshore Incorp Center Road Town Tortola	1,350,000	0	0		0		1,350,000		5.82%

Right Idea Holdings Limited (9) PO Box 957 Offshore Incorp Center Road Town Tortola	1,350,000	0	0		0		1,350,000		5.82%
Directors and Executive Officers (10)

Mr. Wang Chen (Chairman and CEO) (11)	17,400,000	250,125	0		0		17,400,000	(11)	75.03%

David Ming He (CFO) (17)	0	221,125	0		0		0	(17)	0

Ms. Guo Wei (director) (12)	17,400,000	250,125	0		0		17,400,000	(12)	75.03%
Mr. Michael Marks (14)	0	150,000	0		0		50,000	(14)	*
Mr. Leng Jun (15)	0	80,000	0		0		20,000	(15)	*
Mr. Mu Ruizhu (16)	0	80,000	0		0		20,000	(16)	*

All Directors and Executive Officers (5 persons)	17,400,000	781,250	0		0		17,490,000		75. 13%

(1)   In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 20, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on September 20, 2010 (23,191,165), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described in note 12 below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)   An aggregate of 7,887,368 Series A Preferred Stock were issued in two private placement financings in 2008 (collectively, the “Private Placements”), of which 5,915,926 shares were issued to Vision Opportunity China LP in a financing in June 2008 (the “June 2008 Financing”) and 1,971,842 shares were issued to Blue Ridge Investments, LLC, in a financing in July 2008 (the “July 2008 Financing”). Each share of Series A Preferred Stock is initially convertible, at the option of the holder, into one share of our common stock, subject to a 9.9% limitation on beneficial ownership of common stock on each Series A Preferred Stock holder as more fully described in note 13 below.

(3)   The purchasers in the Private Placements have also been issued Warrants to purchase up to a total of 9,464,843 shares of our common stock at $3.52 per share (subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 13 below), of which 7,098,632 shares underlie the Warrant issued to Vision Opportunity China LP in the June 2008 Financing and 2,366,211 shares underlie the Warrant issued to Blue Ridge Investments, LLC, in the July 2008 Financing. The Warrants have a term of five years.

(4)   As of September 20, 2010, we had outstanding (i) 23,191,165 shares of common stock, (ii) 6,987,368 Series A Preferred Stock, which were issued to purchasers in the Private Placements, (iii) Warrants to purchase an aggregate of 9,464,843 shares attributable to the purchasers, and (iv) 2,211,250 shares of common stock underlying options issued out of our 2010 Incentive Stock Plan.

(5)   Vision Opportunity China LP acquired Series A Preferred Stock convertible into 5,915,526 shares of common stock and Warrants to purchase up to 7,098,632 shares of common stock (each subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 12 below) in the June 2008 Financing that closed on June 11, 2008. As of September 20, 2010, Vision Opportunity China LP owns Series A Preferred Stock convertible into 5,015,526 shares and Warrants to purchase up to 7,098,632 shares of common stock. Adam Benowitz has sole voting power and sole dispositive power over the shares.

(6)   Blue Ridge Investments, LLC acquired Series A Preferred Stock convertible into 1,971,842 shares of common stock and Warrants to purchase up to 2,366,211 shares of common stock in the July 2008 Financing that closed on July 18, 2008. Blue Ridge Investments, LLC’s ownership is subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 13 below.  Peter Santry has sole voting and dispositive power over the shares of Blue Ridge Investments, LLC. Mr. Santry disclaims beneficial ownership of these shares.

(7)   On June 9, 2008, we acquired Shen Kun in a reverse merger transaction (the “Reverse Merger Transaction”) with Long Sunny Limited and other Shen Kun Shareholders. In the Reverse Merger Transaction, as merger consideration for the Shen Kun shares we received from the Shen Kun Shareholders we issued and delivered to the Shen Kun shareholders 20,550,000 of our newly-issued shares of common stock, of which Long Sunny Limited received 17,400,000 shares.

 (8)  Zhao Yanqiu, the sole owner of Groom Profit Holdings Limited, has the sole power to vote and dispose of the shares owned by Groom Profit Holdings Limited.

(9)  Ji Haihong, the sole owner of Right Idea Holdings Limited, has the sole power to vote and dispose of the shares owned by Right Idea Holdings Limited.

(10)   The address of each of the officers and directors named in the table is No. 27, Wang Gang Road, Jin Nan (Shuang Gang) Economic and Technology Development Area, Tianjin, People’s Republic of China 300350.

(11)   Mr. Wang is our chairman and CEO as of June 9, 2008.  Mr. Wang’s beneficial ownership in the Company includes Mr. Wang’s indirect ownership of 17,400,000 shares of our common stock through his 100% interest in our controlling shareholder, Long Sunny Limited. It also includes the indirect ownership of an option to purchase 100,125 shares of common stock via his wife, Guo Wei, subject to the vesting terms of the option.  Additionally, on June 22, 2010, Mr. Wang received an option to purchase an aggregate of 150,000 shares of common stock at $8.13 per share.  The option shall become exercisable during the term of Mr. Wang’s employment in three equal annual installments of 50,000 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof.  As of September 20, 2010, no part of the option had vested or was exercisable within 60 days.

(12)   Guo Wei is a director as of June 24, 2008. Wang Chen and Ms. Guo are husband and wife. Ms. Guo’s beneficial ownership in the Company includes Mr. Wang’s indirect ownership of 17,400,000 shares via Long Sunny Limited and his direct ownership of an option to purchase 150,000 shares of common stock, subject to the vesting terms of the option.  Additionally, On June 22, 2010, Ms. Guo received an option to purchase an aggregate of 100,125 shares of common stock at $8.13 per share.  The option shall become exercisable during the term of Ms. Guo’s service in three equal annual installments of 33,375 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof.  As of September 20, 2010, no part of the option had vested or was exercisable within 60 days.

(13)   Pursuant to the terms of the Warrants and the certificate of designation for the Series A Preferred Stock, at no time may a purchaser of Series A Preferred Stock or Warrants convert or exercise such purchaser’s Series A Preferred Stock or Warrants into shares of our common stock if the conversion or exercise would result in such purchaser beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 9.9% of our then issued and outstanding shares of common stock; provided, however, that upon a purchaser providing us with sixty-one (61) days’ notice that such purchaser wishes to waive the cap, then the cap will be of no force or effect with regard to all or a portion of the Series A Preferred Stock referenced in the waiver notice. The 9.9% beneficial ownership limitation does not prevent a shareholder from selling some of its holdings and then receiving additional shares. Accordingly, each shareholder could exercise and sell more than 9.9% of our common stock without ever at any one time holding more than this limit.

(14)  Pursuant to his appointment letter with the Company on November 5, 2009, Michael Marks was granted an option to purchase 150,000 shares of common stock of Company at a fixed exercise price of $3.00 per share. Such option shall be exercisable in three equal installments, the first being on the first anniversary of the date of grant.  As of September 20, 2010, the option to purchase 50,000 shares had vested or was exercisable within 60 days.

(15) Pursuant to his appointment letter with the Company on November 5, 2009, Leng Jun was granted an option to purchase 80,000 shares of common stock of Company at a fixed exercise price of $3.00 per share. Such option shall be exercisable in four equal installments, the first being on the first anniversary of the date of grant.  As of September 20, 2010, the option to purchase 20,000 shares had vested or was exercisable within 60 days.

(16) Pursuant to his appointment letter with the Company on November 5, 2009, Mu Ruizhu was granted an option to purchase 80,000 shares of common stock of Company at a fixed exercise price of $3.00 per share. Such option shall be exercisable in four equal installments, the first being on the first anniversary of the date of grant.  As of September 209, 2010, the option to purchase 20,000 shares had vested or was exercisable within 60 days.

(17)  Pursuant to an option agreement with the Company on March 31, 2010, David Ming He was granted an option to purchase 221,125 shares of common stock of Company at a fixed exercise price of $7.97 per share. Such option shall be exercisable in three equal installments, the first being on the first anniversary of the date of grant.  As of September 20, 2010, no part of the option had vested or was exercisable within 60 days.

* Under 1 percent of the issued and outstanding shares as of September 20, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

On December 10, 2009, Shengkai and Industrial Bank Co., Ltd., Tianjin Branch (“Industrial Bank”) entered into a line of credit loan agreement (“LOC Agreement”) with a valid period of December 10, 2009 to October 22, 2010. The maximum amount Shengkai may draw down on the line of credit is RMB 1,500,000 in the form of a short-term cash flow loan at an interest rate of no lower than 110% of the base interest rate or in the form of a bank acceptance draft. Industrial Bank may unilaterally change the maximum amount available under the line of credit and the term of the line of credit.

The line of credit loan is secured by properties owned by Shengkai and the personal properties and income of Wang Chen and Guo Wei through a mortgage agreement and two personal guarantees, described in more detail below.

In conjunction with the LOC Agreement, on December 10, 2009, Shengkai entered into a mortgage agreement for a maximum of RMB 8,682,000 with the Industrial Bank to secure repayment of the LOC Agreement. The collateral covered by the agreement is certain real property owned by Shengkai, valued at RMB17,540,000 and located at Wanggang Road, Shuanggang Economic Development Zone, Jinnan District, Tianjin, PRC.  The mortgage agreement is valid from December 10, 2009 until all the principal, interest, and other expenses under the LOC Agreement are paid in full.

In connection with the LOC Agreement, Wang Chen, our CEO and director, and Guo Wei, our director, (each, a “Guarantor”) each made an irrevocable personal guarantee of the LOC Agreement on November 5, 2009 and on November 9, 2009, respectively, valid for two years from the date the loan becomes payable. Each Guarantor is jointly and severally liable for the payment of the loan principal, interest, damages and the expenses incurred relating to the collection of the payment and guarantees the repayment of the loan by all his/her personal property and income.

Except as disclosed above, at no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has three independent directors, Michael Marks, Jun Leng, and Ruizhu Mu, as that term is defined under the National Association of Securities Dealers Automated Quotation system.

Item 14.   Principal Accounting Fees and Services

Audit Fee

The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2010 were approximately $170,000.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firms for audit-related services during the year ended June 30, 2010.

Tax Fees

The Company did not incur any fees from its independent registered public accounting firms for tax compliance or tax consulting services during the year ended June 30, 2010.

All Other Fees

The Company incurred approximately $8,400 in fees from its formal independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended June 30, 2010.

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

(3)	10.4	Escrow Agreement, dated as of June 2, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.5	First Amendment to Escrow Agreement, dated as of June 4, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.6	Engagement Letter Agreement between Shengkai and Aegis Capital Corp., dated May 26, 2008.

(3)	10.7	Equity Pledge Agreement, dated as of May 30, 2008.

(3)	10.8	Exclusive Purchase Option Agreement, dated as of May 30, 2008.

(3)	10.9	Consigned Management Agreement, dated as of May 30, 2008.

(3)	10.10	Loan Agreement, dated as of May 30, 2008.

(3)	10.11	Technology Service Agreement, dated as of May 30, 2008.

(3)	10.12	Financial Consulting Agreement, dated as of September 16, 2007 between Shengkai and Mass Harmony Asset Management Limited.

(3)	10.13	Assignment of Intellectual Property, dated as of June 9, 2008 between the company and Michael Jordan.

(4)	10.14	Supplementary Agreement dated as of July 3, 2008 to the Equity Pledge Agreement dated as of May 30, 2008.

(4)	10.15	Securities Escrow Agreement, dated as of July 18, 2008, by and between the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.16	Second Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Vision Opportunity China LP.

(5)	10.17	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Vision Opportunity China LP, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.18	First Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Blue Ridge Investments, LLC.

(5)	10.19	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(6)	10.20	Land Use Agreement dated January 23, 2009, between Shengkai (Tianjin) Ceramic Valves Co., Ltd. and Tianjin Airport Industrial Park Land Bureau.

(8)	10.21	Employment Agreement, dated March 1, 2010, by and between the Company and David Ming He.

(9)	10.22	Warrant Amendment Agreement dated April 30, 2010, by and between Company and Vision Opportunity China, LP.

(9)	10.23	Warrant Amendment Agreement dated April 30, 2010, by and between Company and Blue Ridge Investments LLC.

	10.24	Line of Credit Loan Agreement dated December 10, 2009, by and between Shengkai and Industrial Bank Co., Ltd., Tianjin Branch.

	10.25	Mortgage Agreement, dated December 10, 2009, by and between Shengkai and Industrial Bank Co., Ltd., Tianjin Branch.

	10.26	Guarantee, dated November 5, 2009, by and between Industrial Bank Co., Ltd., Tianjin Branch, and Wang Chen.

	10.27	Guarantee, dated November 9, 2009, by and between Industrial Bank Co., Ltd., Tianjin Branch, and Guo Wei.

	10.28	Property Lease Agreement, dated August 17, 2010, by and between Shengkai and Tianjin Development Zone Binhai Investment Service Co., Ltd.

(7)	14.1	Code of Ethics.

	21.1	List of Subsidiaries.

	23.1	Consent of Independent Registered Public Acconting Firm (BDO China Li Xin Da Hua CPA Co., Ltd.).

	23.2	Consent of Independent Registered Public Acconting Firm (Albert Wong & Co.).

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on May 26, 2005.
(2)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on June 23, 2008.
(4)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 24, 2008.
(5)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 31, 2008.
(6)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on February 13, 2009.
(7)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 6, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on March 1, 2010.
(9)	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 3, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tianjin, PRC, on the 28th day of September, 2010.

SHENGKAI INNOVATIONS, INC.

By:	/s/ Wang Chen
Wang Chen
Chief Executive Officer and Chairman

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Wang Chen	September 28, 2010
Wang Chen
Chief Executive Officer (principal executive officer) and Chairman

/s/ David Ming He	September 28, 2010
David Ming He
Chief Financial Officer (principal financial and accounting officer)

/s/ Guo Wei	September 28, 2010
Guo Wei
Director

/s/ Michael Marks	September 28, 2010
Michael Marks
Director

/s/ Jun Leng	September 28, 2010
Jung Leng
Director

/s/ Ruizhu Mu	September 28, 2010
Ruizhu Mu
Director