Form 10-Q/A
period 2009-12-31
Shengkai Innovations, Inc.
filed 2010-10-13
CIK 1327364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,191,165 shares of common stock, $.001 par value, were outstanding as of October 8, 2010.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q which was originally filed on February 11, 2010 with the Securities and Exchange Commission ("SEC") and was amended on August 19, 2010. We are amending and restating our financial statements and notes thereto to reflect the recognition of stock compensation expense for the three months ended December 31, 2009 as a result of the return of escrowed shares from escrow accounts to the Company’s principal shareholder in December 2009, in accordance with Accounting Standards Update-2010-05, so that the financial statements in this Form 10-Q/A are consistent with our financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the SEC on September 28, 2010.

We have also amended “Item 4 - Controls and Procedures” to address the impact of the above-mentioned accounting errors on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.

Except as specifically referenced herein, this Amendment No. 2 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to February 11, 2010, the filing date of the original report.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009 (UNAUDITED) (RESTATED) AND JUNE 30, 2009 (AUDITED)
(Stated in US Dollars)

	Note	December 31, 2009	June 30, 2009
		(Unaudited)	(Audited)
		(Restated)
ASSETS
Current assets
Cash and cash equivalents		$37,160,406	$38,988,958
Pledged deposits	5	4,959,811	940,488
Trade receivables		6,558,667	4,061,706
Notes receivable		14,626	292,193
Other receivables	6	40,354	22,979
Prepaid VAT		-	194,535
Advances to suppliers		880,196	328,785
Inventories	7	903,820	907,799

Total current assets		$50,517,880	$45,737,443
Plant and equipment, net	8	12,425,112	5,173,269
Intangible assets, net	9	8,894,270	9,342,322

TOTAL ASSETS		$71,837,262	$60,253,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$2,278,965	$984,561
Accounts payable		1,971,770	1,121,185
Advances from customers		1,285,956	242,986
Other payables	10	1,087,502	794,754
Accruals		75,746	131,581
Income tax payable		1,387,544	1,471,380

Total current liabilities		$8,087,483	$4,746,447

Warrant liabilities		19,812,799
Preferred (conversion option) liabilities		25,158,016

TOTAL LIABILITIES		$53,058,298	$4,746,447

Commitments and contingencies	16	$-	$-

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized; 7,187,368 and 7,887,368 issued and outstanding as of December 31,2009 and June 30, 2009 respectively.	11	$7,187	$7,887
Common stock - $0.001 par value 50,000,000 shares authorized;22,812,500 and 22,112,500 shares issued and outstanding as of December 31,2009 and June 30, 2009 respectively.	12	22,813	22,113
Additional paid-in capital	12	24,270,267	30,666,631
Statutory reserves		7,081,706	4,693,020
Retained earnings		(15,312,754)	17,456,857
Accumulated other comprehensive income		2,709,745	2,660,079

		$18,778,964	$55,506,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$71,837,262	$60,253,034

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 (RESTATED) AND 2008
(Stated in US Dollars) (Unaudited)

		Six months ended December 31,		Three months ended December 31,
	Notes	2009	2008	2009	2008
		(restated)		(restated)

Net revenues		$23,652,020	$17,340,054	$12,541,851	$8,142,807
Cost of sales		(9,482,017)	(7,011,661)	(5,161,926)	(3,404,087)

Gross profit		$14,170,003	$10,328,393	$7,379,925	$4,738,720

Operating expenses:
Selling		(2,117,990)	(1,756,476)	(1,116,378)	(885,639)
General and administrative		(1,514,850)	(1,102,185)	(767,122)	(505,699)
Stock compensation expense		(10,943,723)	-	(10,943,723)	-
Operating income		$(406,560)	$7,469,732	$(5,447,298)	$3,347,382
Other income		15,595	7,316	15,595	-
Interest income		308,511	66,111	20,799	43,265
Changes in fair value of instrument - (loss)/gain		(22,261,851)		(15,358,928)

Income (loss) before income tax		$(22,344,305)	$7,543,159	$(20,769,832)	$3,390,647
Income tax	12	(2,667,743)	(1,884,281)	(1,387,740)	(858,086)

Net income (loss)		$(25,012,048)	$5,658,878	$(22,157,572)	$2,532,561
Foreign currency translation adjustment		49,666	74,279	(10,437)	5,373

Comprehensive income (loss)		$(24,962,382)	$5,733,157	(22,168,009)	2,537,934
Basic earnings (loss) per share	13	$(1.117)	$0.14	$(0.982)	$0.115

Diluted earnings (loss) per share	13	$(1.117)	$0.103	$(0.982)	$0.084
Basic weighted average shares outstanding	13	22,382,719	22,112,500	22,572,742	22,112,500
Diluted weighted average shares outstanding	13	22,382,719	29,999,868	22,572,742	29,999,868

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (RESTATED) AND 2008
(Stated in US Dollars) (Unaudited)

	Six months ended December 31,
	2009	2008
	(Restated)
Cash flows from operating activities
Net income (loss)	$(25,012,048)	$5,658,878
Depreciation	209,176	83,329
Amortization	458,345	382,544
Changes in fair value of instrument - loss/(gain)	22,261,851	-
Stock compensation expense	10,943,723	-

Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(2,491,947)	(262,560)
Notes receivable	277,836	8,756
Other receivables	(17,346)	9,631
Prepaid VAT	194,712	-
Deposits and prepaid expenses	0	2,550
Advances to suppliers	(550,935)	(266,158)
Inventories	4,987	(544,614)
Notes payable	1,293,051	128,862
Accounts payable	849,169	(36,621)
Advances from customers	1,042,491	200,458
Other payables	291,807	(13,607)
Accruals	(55,970)	(4,541)
Income tax payable	(85,454)	(95,522)
Net cash provided by operating activities	$9,613,448	$5,251,385

Cash flows from investing activities
Purchase of property, plant and equipment	$(7,453,817)	$(103,563)
Deposit for land use right auction	0	(379,392)
Increase in pledged deposits	(4,017,931)	(128,862)

Net cash used in investing activities	$(11,471,748)	$(611,817)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $386,210	$0	$4,613,790
Net cash provided by financing activities	$0	$4,613,790

Net cash and cash equivalents (used) / sourced	$(1,858,300)	$9,253,358

Effect of foreign currency translation on cash and cash equivalents	29,748	34,982

Cash and cash equivalents–beginning of the period	38,988,958	21,313,484
Cash and cash equivalents–end of the period	$37,160,406	$30,601,824

Supplementary cash flow information:

Interest received	$308,511	$66,111

Tax paid	$2,753,197	$1,979,803

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

The restatements are made to reflect the accounting changes on the treatment of certain equity transactions. The adjustment #1 concerns with the accounting treatment for series A Warrant and the embedded conversion options of Series A Preferred Stock. Adjustment #2 concerns the accounting treatment for equity reward from an escrow account to the current management. The details of the changes are listed as follows:

3.1 Adjustment #1

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

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the Preferred Shares issued in the June and July 2008 Private Placements.  The Certificate of Designations of the Preferred Shares includes a down-round provision pursuant to which, if the Company issues any additional shares of common stock at a per share price of less than $2.5357, the conversion ratio will be adjusted downward to reflect such lesser issued price for the first two years from the initial issuance date of the Preferred Shares. The Company performed a complete assessment of the Preferred Shares and concluded that the Preferred Shares issued in the June and July 2008 Private Placements is within the scope of ASC 815-40-55-33 due to the down-round provisions included in the terms of the agreements.  Pursuant to ASC 815-40-55-33, the down-round provision precludes the embedded conversion option of the Preferred Shares from being considered indexed to the entity’s own stock. Accordingly, ASC 815 should have been adopted as of July 1, 2009 by bifurcating the embedded conversion option of the Preferred Shares which should be recorded as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings.  The quantitative effects of these changes are reflected in the column Adjustment #1.

3.2 Adjustment #2

In connection with the June 2008 Private Placement, on June 10, 2008 , the Company entered into and on June 11, 2008 consummated a securities escrow agreement with Vision Opportunity China LP, the Company’s principal shareholder, and Loeb & Loeb LLP, as escrow agent (the “Securities Escrow Agreement A”). In the Securities Escrow Agreement A, as an inducement to the purchasers to enter into the June 2008 Private Placement, the principal shareholder agreed to deliver an aggregate of 5,915,526 shares of our common stock (the amount of common stock underlying the Series A Preferred Stock) (the “Vision Escrow Shares”) to the escrow agent for the benefit of the purchasers, and to forfeit some or all of those shares to the purchasers in the event we fail to achieve certain financial performance thresholds for the years ended June 30, 2009 and June 30, 2008.

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

As the Company achieved the financial performance thresholds for the years ended June 30, 2009 and 2008, 5,915,526 Vision Escrow Shares were released from the escrow accounts in December 2009. During the course of internal evaluation, the Company recorded stock compensation expense of $10,943,723 in total for the three months ended December 31, 2009 in accordance with Accounting Standards Update-2010-05. The quantitative effects of these changes are reflected in the column Adjustment # 2.

The Company’s consolidated balance sheet as of December 31, 2009, as previously reported and as restated, is as follows:

	December 31, 2009
	As Previously Reported	Adjustment #1	Adjustment #2	As Restated

ASSETS
Current assets
Cash and cash equivalents	$37,160,406	$-	$-	$37,160,406
Pledged deposits	4,959,811	-	-	4,959,811
Trade receivables	6,558,667	-	-	6,558,667
Notes receivable	14,626	-	-	14,626
Other receivables	40,354	-	-	40,354
Prepaid VAT	-	-	-	-
Advances to suppliers	880,196	-	-	880,196
Inventories	903,820	-	-	903,820

Total current assets	$50,517,880	$-	$-	$50,517,880
Plant and equipment, net	12,425,112	-	-	12,425,112
Intangible assets, net	8,894,270	-	-	8,894,270

TOTAL ASSETS	$71,837,262	$-	$-	$71,837,262

LIABILITIES AND STOCKHOLDERS’ EQUITY	-	-	-	-
Current liabilities	-	-	-	-
Notes payable	$2,278,965	$-	$-	$2,278,965
Accounts payable	1,971,770	-	-	1,971,770
Advances from customers	1,285,956	-	-	1,285,956
Other payables	1,087,502	-	-	1,087,502
Accruals	75,746	-	-	75,746
Income tax payable	1,387,544	-	-	1,387,544

Total current liabilities	$8,087,483	$-	$-	$8,087,483

Warrant liabilities	-	19,812,799	-	19,812,799
Preferred (conversion option) liabilities	-	25,158,016	-	25,158,016

TOTAL LIABILITIES	$8,087,483	$44,970,815	$-	$53,058,298

Commitments and contingencies	$-	$-	$-	$-

STOCKHOLDERS’ EQUITY	-	-	-	-
Preferred Stock – $0.001 par value 15,000,000 share authorized; 7,187,368 and 7,887,368 issued and outstanding as of December 31,2009 and June 30, 2009 respectively.	$7,187	$-	$-	$7,187
Common stock - $0.001 par value 50,000,000 shares authorized;22,812,500 and 22,112,500 shares issued and outstanding as of December 31,2009 and June 30, 2009 respectively.	22,813	-	-	22,813
Additional paid-in capital	30,666,631	(17,340,087)	10,943,723	24,270,267
Statutory reserves	7,081,706	-	-	7,081,706
Retained earnings (deficits)	23,261,697	(27,630,728)	(10,943,723)	(15,312,754)
Accumulated other comprehensive income	2,709,745	-	-	2,709,745

	$63,749,779	$(44,970,815)	$-	$18,778,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,837,262	$-	$-	$71,837,262

The Company’s consolidated statements of operations for the three months ended December 31, 2009, as previously reported and as restated, are as follows:

	Three months ended December 31,2009
	As Previously Reported	Adjustment #1	Adjustment #2	As Restated

Net revenues	$12,541,851	$-	$-	$12,541,851
Cost of sales	(5,161,926)	-	-	(5,161,926)

Gross profit	$7,379,925	$-	$-	$7,379,925

Operating expenses:	-	-	-	-
Selling	(1,116,378)	-	-	(1,116,378)
General and administrative	(767,122)	-	-	(767,122)
Stock compensation expense	-		(10,943,723)	(10,943,723)

Operating income (loss)	$5,496,425	$-	$(10,943,723)	$(5,447,298)
Other income	15,595	-	-	15,595
Interest income	20,799	-	-	20,799
Changes in fair value of instruments - (loss)/gain	-	(15,358,928)	-	(15,358,928)

Income (loss) before income taxes	$5,532,819	$(15,358,928)	$(10,943,723)	$(20,769,832)
Income tax	(1,387,740)	-	-	(1,387,740)

Net income (loss)	$4,145,079	$(15,358,928)	$(10,943,723)	$(22,157,572)
Foreign currency translation adjustment	(10,437)	-	-	(10,437)

Comprehensive income (loss)	4,134,642	(15,358,928)	(10,943,723)	(22,168,009)

Basic earnings (loss) per share	$0.184	$(0.680)	$(0.485)	$(0.982)

Diluted earnings (loss) per share	$0.130	$(0.627)	$(0.485)	$(0.982)

Basic weighted average share outstanding	22,570,742	-	-	22,570,742

Diluted weighted average share outstanding	31,999,449	(9,428,707)	-	22,570,742

The Company’s consolidated statements of operations for the six months ended December 31, 2009, as previously reported and as restated, are as follows:

	Six months ended December 31,2009
	As Previously Reported	Adjustment #1	Adjustment #2	As Restated

Net revenues	$23,652,020	$-	$-	$23,652,020
Cost of sales	(9,482,017)	-	-	(9,482,017)

Gross profit	$14,170,003	$-	$-	$14,170,003

Operating expenses:	-	-	-	-
Selling	(2,117,990)	-	-	(2,117,990)
General and administrative	(1,514,850)	-	-	(1,514,850)
Stock compensation expense	-	-	(10,943,723)	(10,943,723)

Operating income	$10,537,163	$-	$(10,943,723)	$(406,560)
Other income	15,595	-	-	15,595
Interest income	308,511	-	-	308,511
Changes in fair value of instruments - (loss)/gain	-	(22,261,851)	-	(22,261,851)

Income (loss) before income taxes	$10,861,269	$(22,261,851)	$(10,943,723)	$(22,344,305)
Income tax	(2,667,743)	-	-	(2,667,743)

Net income (loss)	$8,193,526	$(22,261,851)	$(10,943,723)	$(25,012,048)
Foreign currency translation adjustment	49,666	-	-	49,666

Comprehensive income (loss)	8,243,192	(22,261,851)	(10,943,723)	(24,962,382)

Basic earnings (loss) per share	$0.366	$(0.995)	$(0.489)	$(1.117)

Diluted earnings (loss) per share	$0.265	$(0.894)	$(0.489)	$(1.117)

Basic weighted average share outstanding	22,382,719	-	-	22,382,719

Diluted weighted average share outstanding	30,923,656	(8,540,937)	-	22,382,719

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

The Company originally recognized a beneficial conversion feature discount on the Preferred Shares at its intrinsic value, which was the fair value of the common stock at the commitment date for the Preferred Shares investment, less the effective conversion price but limited to the $15 million of proceeds received from the sale. The Company recognized the $7.8 million beneficial conversion feature in the equity as a transfer from retained earnings to additional paid in capital as dividends in the accompanying consolidated financial statements on the date of issuance of the Preferred Shares since the Preferred Shares were convertible at the issuance date. The accounting treatment for such preferred stock and warrants were re-evaluated and adjustments were made for the quarters ended September 30, and December 31, 2009.

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

As the Company achieved the financial performance thresholds for the years ended June 30, 2009 and 2008, 5,915,526 Vision Escrow Shares were released from the escrow accounts in December 2009. As a result, the Company recorded stock compensation expense of $10,943,723 in total for the three months ended December 31, 2010 in accordance with Accounting Standards Update-2010-05.

12.	CAPITALIZATION

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. During the six months ended December 31, 2009, 700,000 shares of common stocks were converted from preferred stock. The common stocks are $22,813 and $22,113 with additional paid-in capital of $24,270,267 and $30,666,631 as of December 31, 2009 and June 30, 2008 respectively.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)(Unaudited)

14.	EARNINGS (LOSS) PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the six months ended December 31,		For the three months ended December 31,
	2009	2008	2009	2008
Earnings (loss):

Net income (loss) for the year	$(25,012,048)	$5,658,878	$(22,157,572)	2,532,561
Non-Cash Dividends on convertible preferred stock	-	(2,560,186)	-	-

Earnings (loss) for the purpose of basic earnings per share	$(25,012,048)	$3,098,692	$(22,157,572)	$2,532,561

Effect of dilutive potential common stock	-	-	-	-

Earnings (loss) for the purpose of dilutive earnings (loss) per share	$(25,012,048)	$3,098,692	$(22,157,572)	$2,532,561

Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	22,382,719	22,112,500	22,570,742	22,112,500
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	-	7,887,368	-	7,887,368
-Conversion of A Warrant	-	-	-	-

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	22,382,719	29,999,868	22,570,742	29,999,868

Earnings (loss) per share:

Basic earnings (loss) per share	$(1.117)	$0.140	$(0.982)	$0.115

Dilutive earnings (loss) per share	$(1.117)	$0.103	$(0.982)	$0.084

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

Results of Operations

Comparison of the Three Months Ended December 31, 2009 and 2008

Revenue

Revenue for the three months ended December 31, 2009 was $12,541,851, an increase of $4,399,044 or 54.0% from $8,142,807 for the comparable period in 2008. The product output has increased due to improved ceramic production technology to shorten the production cycle of some kinds of the ceramic pieces. Approximately 93.6% of our source of revenue came from customers in the electric power, petrochemical and chemical for the past three months. The electric power industry was still the significant market to our revenue, contributing approximately 68.8% of total revenue for the three months ended December 31, 2009. Revenue from the electric power industry was approximately $8.6 million for the three months ended December 31, 2009, an increase of approximately $2.1 million or 32.3% from approximately $6.5 million  for the comparable period in 2008. The increase was primarily attributable to the broadening of our customer base  and increased orders from existing customers. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $3.1 million for the three months ended December 31, 2009, an increase of approximately $1.6 million or 106.7% from approximately $1.5 million for the comparable period in 2008.  The increase was primarily due to our heightened effort to develop the market of the petrochemical industry. Revenue from other industries, including the aluminum and  metallurgy industries, was approximately $0.8 million for the three months ended December 31, 2009, an increase of approximately $0.7 million or 700.0% from approximately $0.1 million for the comparable period in 2008.

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

Stock compensation expense

Included in operating expenses was also a non-cash stock compensation expense of $10,943,723 for the three months ended December 31, 2009, resulting from the return of shares of common stock to Long Sunny Limited pursuant to the Securities Escrow Agreements in the June 2008 and July 2008 Financings and amendments thereto. Long Sunny Limited is wholly-owned by Mr. Chen Wang, the Company's chief executive officer and principal shareholder, and as such the return of the escrowed shares to Long Sunny Limited during the quarter ended December 31, 2009 was accounted for as stock compensation expense.

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

Stock compensation expense

Included in operating expenses was also a non-cash stock compensation expense of $10,943,723 for the six months ended December 31, 2009, resulting from the return of shares of common stock to Long Sunny Limited pursuant to the Securities Escrow Agreements in the June 2008 and July 2008 Financings and amendments thereto. Long Sunny Limited is wholly-owned by Mr. Chen Wang, the Company's chief executive officer and principal shareholder, and as such the return of the escrowed shares to Long Sunny Limited during the quarter ended December 31, 2009 was accounted for as stock compensation expense.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended December 31, 2009. Based upon that evaluation, the Company’s CEO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. the material weakness was related to a lack of technical accounting expertise due to the lack of sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements.  As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

As a result of comments raised by the SEC, the Company determined that accounting errors were made in connection with:

•	Classification of certain warrants in accordance with ASC 815-40-15-7I as adopted on July 1, 2009;
•	Classification of the embedded conversion option of the Series A preferred stock in accordance with ASC 815-40-55-33 as adopted on July 1, 2009.

During the course of internal evaluation, the Company also determined that accounting errors were made in connection with:

•
Failure to recognize stock compensation expense for the three months ended December 31, 2009 and March 31, 2010, as a result of the return of escrowed shares from escrow accounts to the Company’s principal shareholder in December 2009 and March 2010, respectively, in accordance with Accounting Standards Update-2010-05,

Based on the impact of the aforementioned accounting errors, the Company determined to restate our consolidated financial statements as of September 30, 2009, December 31, 2009 and March 31, 2010.

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

SHENGKAI INNOVATIONS, INC.

Date: October 13, 2010	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer )

Date: October 13, 2010	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer
(principal financial and accounting officer )