Form 10-Q/A
period 2010-03-31
Shengkai Innovations, Inc.
filed 2010-10-13
CIK 1327364

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q which was originally filed on May 14, 2010 with the Securities and Exchange Commission ("SEC") and was amended on August 19, 2010.  We are amending and restating our financial statements and notes thereto to reflect the recognition of stock compensation expense for the three and nine months ended March 31, 2010 as a result of the return of escrowed shares from escrow accounts to the Company’s principal shareholder in December 2009 and March 2010, in accordance with Accounting Standards Update-2010-05, so that the financial statements in this Form 10-Q/A are consistent with our financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the SEC on September 28, 2010..

We have also amended “Item 4 - Controls and Procedures” to address the impact of the above-mentioned accounting errors on the  effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.

Except as specifically referenced herein, this Amendment No. 2 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to May 14, 2010, the filing date of the original report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010 (UNAUDITED) (RESTATED) AND JUNE 30, 2009 (AUDITED)
(Stated in US Dollars)

	Note	March 31, 2010	June 30, 2009
		(Unaudited)	(Audited)
		(Restated)
ASSETS
Current assets
Cash and cash equivalents		$22,942,461	$38,988,958
Pledged deposits	5	3,062,264	940,488
Trade receivables		6,147,211	4,061,706
Notes receivable		277,205	292,193
Other receivables	6	57,061	22,979
Prepaid VAT		-	194,535
Advances to suppliers		12,684,349	328,785
Inventories	7	1,769,526	907,799

Total current assets		$46,940,077	$45,737,443
Plant and equipment, net	8	22,354,785	5,173,269
Intangible assets, net	9	8,668,998	9,342,322

TOTAL ASSETS		$77,963,860	$60,253,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable		$3,265,078	$984,561
Accounts payable		2,675,276	1,121,185
Advances from customers		892,620	242,986
Other payables	10	737,207	794,754
Accruals		91,186	131,581
Income tax payable		977,668	1,471,380

Total current liabilities		$8,639,035	$4,746,447

Warrant liabilities		38,325,263
Preferred (conversion option) liabilities		39,623,624

TOTAL LIABILITIES		$86,587,922	$4,746,447

Commitments and contingencies	17	$-	$-

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 shares authorized; 6,987,368 and 7,887,368 issued and outstanding as of March 31, 2010 and June 30, 2009 respectively.	11	$6,987	$7,887
Common stock - $0.001 par value 50,000,000 shares authorized; 23,012,500 and 22,112,500 shares issued and outstanding as of March 31, 2010 and June 30, 2009 respectively.	12	23,013	22,113
Additional paid-in capital	12	32,157,955	30,666,631
Statutory reserves		7,081,706	4,693,020
Retained earnings (deficits)		(50,627,192)	17,456,857
Accumulated other comprehensive income		2,733,469	2,660,079

		$(8,624,062)	$55,506,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$77,963,860	$60,253,034

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009
(Stated in US Dollars) (Unaudited)

		Nine months ended March 31,		Three months ended March 31,
	Notes	2010	2009	2010	2009
		(restated)		(restated)

Net revenues		$38,193,092	$27,315,359	$14,541,072	$9,975,305
Cost of sales		(15,397,096)	(10,764,238)	(5,915,079)	(3,752,577)

Gross profit		$22,795,996	$16,551,121	$8,625,993	$6,222,728

Operating expenses:
Selling		(3,521,765)	(2,731,973)	(1,403,775)	(975,497)
General and administrative		(4,618,265)	(1,830,263)	(3,103,415)	(728,078)
Stock compensation expense		(15,971,920)	-	(5,028,197)	-
Operating income (loss)		$(1,315,954)	$11,988,885	$(909,394)	$4,519,153
Other income		224,357	77,265	208,762	69,949
Interest income		350,602	162,263	42,091	96,152
Changes in fair value of instruments - (loss)/gain		(55,939,985)	-	(33,678,134)	-

Income (loss) before income taxes		$(56,680,980)	$12,228,413	$(34,336,675)	$4,685,254
Provision for Income taxes	14	(3,645,506)	(3,050,486)	(977,763)	(1,166,205)

Net income (loss)		$(60,326,486)	$9,177,927	$(35,314,438)	$3,519,049
Foreign currency translation adjustment		23,725	134,064	(25,941)	59,785

Comprehensive income (loss)		$(60,302,761)	$9,311,991	(35,340,379)	3,578,834

Basic earnings (loss) per share	15	$(2.671)	$0.299	$(1.536)	$0.159

Diluted earnings (loss) per share	15	$(2.671)	$0.221	$(1.536)	$0.117

Basic weighted average share outstanding	15	22,582,391	22,112,500	22,985,833	22,112,500

Diluted weighted average share outstanding	15	22,582,391	29,999,868	22,985,833	29,999,868

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 (RESTATED) AND 2009
(Stated in US Dollars) (Unaudited)

	Nine months ended March 31,
	2010	2009
	(Restated)
Cash flows from operating activities
Net income (loss)	$(60,326,486)	$9,177,928
Depreciation	315,430	125,490
Amortization	687,675	573,995
Changes in fair value of instruments - loss/(gain)	55,939,985
Share-based compensation	2,159,429	-
Stock compensation expense	15,971,920	-
Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(2,079,840)	(1,139,996)
Notes receivable	15,356	8,758
Other receivables	(34,045)	1,122
Prepaid VAT	194,736	-
Deposits and prepaid expenses	-	2,551
Advances to suppliers	(438,387)	(812,803)
Inventories	(860,367)	(605,105)
Notes payable	2,278,721	1,470,853
Accounts payable	1,552,294	196,381
Advances from customers	649,170	560,207
Other payables	(58,544)	223,953
Accruals	(40,552)	(47,714)
Income tax payable	(495,466)	211,692
Net cash provided by operating activities	$15,431,029	$9,947,312

Cash flows from investing activities
Purchase of property, plant and equipment	$(17,486,268)	$(122,443)
Decrease/(increase) in advances to suppliers	(11,913,814)	-
Increase in restrictive cash	(2,120,563)	(536,674)
Payment of intangible assets		(1,894,339)
Net cash used in investing activities	$(31,523,270)	$(2,553,456)

Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $386,210	$-	$4,613,790
Net cash provided by financing activities	$-	$4,613,790

Net cash and cash equivalents (used) / sourced	$(16,092,241)	$12,007,646

Effect of foreign currency translation on cash and cash equivalents	45,744	73,844

Cash and cash equivalents–beginning of the period	38,988,958	21,313,484
Cash and cash equivalents–end of the period	$22,942,461	$33,394,974

Supplementary cash flow information:

Interest received	$350,594	$162,750

Tax paid	$4,140,972	$2,838,793

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

As the Company achieved the financial performance thresholds for the years ended June 30, 2009 and 2008, 5,915,526 Vision Escrow Shares and 1,971,842 Blue Ridge Escrow Shares were released from the escrow accounts in December 2009 and March 2010, respectively. During the course of internal evaluation, the Company recorded stock compensation expense of $5,028,197 and $15,971,920, respectively, for the three and nine months ended March 31, 2010, in accordance with Accounting Standards Update-2010-05.

The Company’s consolidated balance sheet as of March 31, 2010, as previously reported and as restated, is as follows:

	March 31, 2010
	As Previously Reported	Adjustment #1	Adjustment #2	As Restated

ASSETS
Current assets
Cash and cash equivalents	$22,942,461	$-	$-	$22,942,461
Pledged deposits	3,062,264	-	-	3,062,264
Trade receivables	6,147,211	-	-	6,147,211
Notes receivable	277,205	-	-	277,205
Other receivables	57,061	-	-	57,061
Prepaid VAT	-	-	-	-
Advances to suppliers	12,684,349	-	-	12,684,349
Inventories	1,769,526	-	-	1,769,526

Total current assets	$46,940,077	$-	$-	$46,940,077
Plant and equipment, net	22,354,785	-	-	22,354,785
Intangible assets, net	8,668,998	-	-	8,668,998

TOTAL ASSETS	$77,963,860	$-	$-	$77,963,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$3,265,078	$-	$-	$3,265,078
Accounts payable	2,675,276	-	-	2,675,276
Advances from customers	892,620	-	-	892,620
Other payables	737,207	-	-	737,207
Accruals	91,186	-	-	91,186
Income tax payable	977,668	-	-	977,668

Total current liabilities	$8,639,035	$-	$-	$8,639,035

Warrant liabilities	-	38,325,263	-	38,325,263
Preferred (conversion option) liabilities	-	39,623,624	-	39,623,624

TOTAL LIABILITIES	$8,639,035	$77,948,887	$-	$86,587,922

Commitments and contingencies	$-	$-	$-	$-

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized ; 6,987,368 and 7,887,368 issued and outstanding as of March 31, 2010 and June 30, 2009 respectively.	$6,987	$-	$-	$6,987
Common stock - $0.001 par value 50,000,000 shares authorized; 23,012,500 and 22,112,500 shares issued and outstanding as of March 31, 2010 and June 30, 2009 respectively.	23,013	-	-	23,013
Additional paid-in capital	32,826,060	(16,640,025)	15,971,920	32,157,955
Statutory reserves	7,081,706	-	-	7,081,706
Retained earnings (deficits)	26,653,590	(61,308,862)	(15,971,920)	(50,627,192)
Accumulated other comprehensive income	2,733,469	-	-	2,733,469

	$69,324,825	$(77,948,887)	$-	$(8,624,062)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,963,860	$-	$-	$77,963,860

The Company’s consolidated statements of operations for the three months ended March 31, 2010, as previously reported and as restated, are as follows:

	Three months ended March 31, 2010
	As Previously Reported	Adjustment #1	Adjustment #2	As Restated

Net revenues	$14,541,072	$-	$-	$14,541,072
Cost of sales	(5,915,079)	-	-	(5,915,079)

Gross profit	$8,625,993	$-	$-	$8,625,993

Operating expenses:
Selling	(1,403,775)	-	-	(1,403,775)
General and administrative	(3,103,415)	-	-	(3,103,415)
Stock compensation expense	-		(5,028,197)	(5,028,197)

Operating income (loss)	$4,118,803	$-	$(5,028,197)	$(909,394)
Other income	208,762	-	-	208,762
Interest income	42,091	-	-	42,091
Changes in fair value of instruments - (loss)/gain	-	(33,678,134)	-	(33,678,134)

Income (loss) before income taxes	$4,369,656	$(33,678,134)	$(5,028,197)	$(34,336,675)
Provision for Income taxes	(977,763)	-	-	(977,763)

Net income (loss)	$3,391,893	$(33,678,134)	$(5,028,197)	$(35,314,438)
Foreign currency translation adjustment	(25,941)	-	-	(25,941)

Comprehensive income (loss)	$3,365,952	$(33,678,134)	$(5,028,197)	$(35,340,379)

Basic earnings (loss) per share	$0.148	$(1.465)	$(0.219)	$(1.536)

Diluted earnings (loss) per share	$0.095	$(1.413)	$(0.219)	$(1.536)

Basic weighted average share outstanding	22,985,833	-	-	22,985,833

Diluted weighted average share outstanding	35,627,204	(12,641,371)	-	22,985,833

The Company’s consolidated statements of operations for the nine months ended March 31, 2010, as previously reported and as restated, are as follows:

	Nine months ended March 31, 2010
	As Previously Reported	Adjustment #1	Adjustment #2	As Restated

Net revenues	$38,193,092	$-	$-	$38,193,092
Cost of sales	(15,397,096)	-	-	(15,397,096)

Gross profit	$22,795,996	$-	$-	$22,795,996

Operating expenses:
Selling	(3,521,765)	-	-	(3,521,765)
General and administrative	(4,618,265)	-	-	(4,618,265)
Stock compensation expense	-	-	(15,971,920)	(15,971,920)

Operating income (loss)	$14,655,966	$-	$(15,971,920)	$(1,315,954)
Other income	224,357	-	-	224,357
Interest income	350,602	-	-	350,602
Changes in fair value of instruments - (loss)/gain	-	(55,939,985)	-	(55,939,985)

Income (loss) before income taxes	$15,230,925	$(55,939,985)	$(15,971,920)	$(56,680,980)
Provision for Income taxes	(3,645,506)	-	-	(3,645,506)

Net income (loss)	$11,585,419	$(55,939,985)	$(15,971,920)	$(60,326,486)
Foreign currency translation adjustment	23,725	-	-	23,725

Comprehensive income (loss)	$11,609,144	$(55,939,985)	$(15,971,920)	$(60,302,761)

Basic earnings (loss) per share	$0.513	$(2.477)	$(0.707)	$(2.671)

Diluted earnings (loss) per share	$0.347	$(2.311)	$(0.707)	$(2.671)

Basic weighted average share outstanding	22,582,391	-	-	22,582,391

Diluted weighted average share outstanding	33,404,014	(10,821,623)	-	22,582,391

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

The Company originally recognized a beneficial conversion feature discount on the Preferred Shares at their intrinsic value, which was the fair value of the common stock at the commitment date for the Preferred Shares investment, less the effective conversion price but limited to the $15 million of proceeds received from the sale. The Company recognized the $7.8 million beneficial conversion feature in the equity as a transfer from retained earnings to additional paid in capital as dividends in the accompanying consolidated financial statements on the date of issuance of the Preferred Shares since the Preferred Shares were convertible at the issuance date. The accounting treatment for such preferred stock and warrants were re-evaluated and adjustments were made for the quarters ended September 30, 2009, December 31, 2009 and March 31, 2010.

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

As the Company achieved the financial performance thresholds for the years ended June 30, 2009 and 2008, 5,915,526 Vision Escrow Shares and 1,971,842 Blue Ridge Escrow Shares were released from the escrow accounts in December 2009 and March 2010, respectively. As a result, the Company recorded stock compensation expense of $5,028,197 and $15,971,920, respectively, for the three and nine months ended March 31, 2010, in accordance with Accounting Standards Update-2010-05.

12.  CAPITALIZATION

As a result of the Group’s reverse-merger on June 9, 2008, the Group’s capital structure has been changed. The number of common stock was 22,112,500 after reverse-merger. During the nine months ended March 31, 2010, 700,000 shares of common stocks were converted from preferred stocks. The common stocks are $22,813 and $22,113 with additional paid-in capital of $32,157,955and $30,666,631 as of March 31, 2010 and June 30, 2009, respectively.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

15.  EARNINGS (LOSS) PER SHARE

The calculation of the basic and diluted earnings per share attributable to the common stock holders is based on the following data:

	For the nine months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009
Earnings:

Net income for the year	$(60,326,486)	9,177,928	$(35,314,438)	3,519,050
Non-Cash Dividends on convertible preferred stock	-	(2,560,186)	-	-

Earnings for the purpose of basic earnings per share	$(60,326,486)	$6,617,742	$(35,314,438)	$3,519,050

Effect of dilutive potential common stock	-	-	-	-

Earnings for the purpose of dilutive earnings per share	$(60,326,486)	$6,617,742	$(35,314,438)	$3,519,050

Number of shares:

Weighted average number of common stock for the purpose of basic earnings per share	22,582,391	22,112,500	22,985,833	22,112,500
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	-	7,887,368	-	7,887,368
-Exercise of A Warrants	-	-	-	-
-Exercise of options	-	-	-	-

Weighted average number of common stock for the purpose of dilutive earnings per share	22,582,391	29,999,868	22,985,833	29,999,868

Earnings per share:

Basic earnings per share	$(2.671)	$0.299	$(1.536)	$0.159

Dilutive earnings per share	$(2.671)	$0.221	$(1.536)	$0.117

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

Stock compensation expense

Included in operating expenses was also a non-cash stock compensation expense of $5,028,197 for the three months ended March 31, 2010, resulting from the return of shares of common stock to Long Sunny Limited pursuant to the Securities Escrow Agreements in the June 2008 and July 2008 Financings and amendments thereto. Long Sunny Limited is wholly-owned by Mr. Chen Wang, the Company's chief executive officer and principal shareholder, and as such the return of the escrowed shares to Long Sunny Limited during the quarter ended March 31, 2010 was accounted for as stock compensation expense.

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

Stock compensation expense

Included in operating expenses was also a non-cash stock compensation expense of $15,971,920 for the nine months ended March 31, 2010, resulting from the return of shares of common stock to Long Sunny Limited pursuant to the Securities Escrow Agreements in the June 2008 and July 2008 Financings and amendments thereto. Long Sunny Limited is wholly-owned by Mr. Chen Wang, the Company's chief executive officer and principal shareholder, and as such the return of the escrowed shares to Long Sunny Limited during the quarter ended March 31, 2010 was accounted for as stock compensation expense.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and David Ming He, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based upon that evaluation, the Company’s CEO and CFO also concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. the material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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