Form 10-Q
period 2010-09-30
Shengkai Innovations, Inc.
filed 2010-11-15
CIK 1327364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

(8622) 5883-8509
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,191,165 shares of common stock, $.001 par value, were outstanding as of November 10, 2010.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2010 AND JUNE 30, 2010
(Stated in US Dollars) (Unaudited)

	Note	September 30, 2010	June 30, 2010
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$19,621,870	$20,995,182
Restricted cash		2,111,426	1,849,958
Trade receivables		8,700,424	6,490,110
Notes receivable		-	73,437
Other receivables	4	611,709	325,183
Advances to suppliers		399,141	408,110
Inventories	5	1,945,395	2,556,166

Total current assets		$33,389,965	$32,698,146
Plant and equipment, net	6	7,588,301	6,120,056
Construction in progress		30,177,661	25,185,643
Land use rights, net	7	2,517,298	2,480,929
Other intangible assets, net	8	5,872,214	6,001,411
Advances to suppliers for purchase of equipment and construction		11,822,103	12,119,764

TOTAL ASSETS		$91,367,542	$84,605,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	9	$2,873,923	$2,652,095
Accounts payable		2,572,264	2,848,600
Advances from customers		741,163	1,256,777
Other payables	10	908,377	1,244,839
Accruals		21,319	20,359
Income tax payable		1,140,076	1,061,783

Total current liabilities		$8,257,122	$9,084,453

Warrant liabilities		24,489,328	37,424,035
Preferred (conversion option) liabilities		31,608,596	40,378,640

Total non-current liabilities		$56,097,924	$77,802,675

TOTAL LIABILITIES		$64,355,046	$86,887,128

Commitments and contingencies	15	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2010 AND JUNE 30, 2010
(Stated in US Dollars) (Unaudited)

	Note	September 30, 2010	June 30, 2010
		(Unaudited)	(Audited)

STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized; 6,987,368 and 6,987,368 issued and outstanding as of September 30, and June 30, 2010 respectively.	11	$6,987	$6,987
Common stock - $0.001 par value 100,000,000 shares authorized; 23,191,165 and 23,191,165 shares issued and outstanding as of September 30, and June 30, 2010 respectively.		23,192	23,192
Additional paid-in capital		35,291,868	34,259,304
Statutory reserves		7,081,706	7,081,706
Accumulated loss		(19,741,186)	(46,686,271)
Accumulated other comprehensive income		4,349,929	3,033,903

TOTAL STOCKHOLDER’S EQUITY		$27,012,496	$(2,281,179)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$91,367,542	$84,605,949

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars) (Unaudited)

		Three months ended September 30,
	Note	2010	2009

Revenues		$17,174,516	$11,110,169
Cost of sales		(7,220,428)	(4,320,091)

Gross profit		$9,954,088	$6,790,078

Operating expenses:
Selling		(1,602,572)	(1,001,612)
General and administrative		(2,061,646)	(747,728)
Total Operating expenses		(3,664,218)	(1,749,340)

Income from operations		$6,289,870	$5,040,738

Other income, net		57,971	-
Interest income, net		18,744	287,712
Changes in fair value of instruments - gain/(loss)		21,704,751	(6,902,923)

Income (loss) before income taxes		$28,071,336	$(1,574,473)
Income taxes	13	(1,126,251)	(1,280,003)

Net income (loss)		$26,945,085	$(2,854,476)

Foreign currency translation adjustment		1,316,026	60,103

Comprehensive income (loss)		$28,261,111	$(2,794,373)

Basic earnings (loss) per share	14	$1.16	$(0.13)

Diluted earnings (loss) per share	14	$0.76	$(0.13)

Basic weighted average shares outstanding	14	23,191,165	22,362,500

Diluted weighted average shares outstanding	14	35,277,322	22,362,500

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars) (Unaudited)

	Three months ended September 30,
	2010	2009

Cash flows from operating activities
Net (loss) income	$26,945,085	$(2,854,476)
Depreciation	147,044	104,109
Amortization	231,906	229,088
Gain on disposal of property, plant and equipment	(3,780)	-
Changes in fair value of instruments – (gain)/loss	(21,704,751)	6,902,923
Stock based compensation	1,032,564	-
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Trade receivables	(2,077,742)	(1,683,834)
Notes receivable	73,743	-
Other receivables	(277,752)	133,922
Advances to suppliers	14,624	(520,340)
Inventories	645,023	22,925
Increase (decrease) in liabilities:
Notes payable	175,916	(612,092)
Accounts payable	(301,712)	478,539
Advances from customers	(529,844)	948,159
Other payables	(352,668)	116,787
Accruals	616	(112,802)
Income tax payable	60,040	(192,172)
Net cash provided by operating activities	$4,078,312	$2,960,736

Cash flows from investing activities
Sales proceeds of property, plant and equipment	$-	$-
Purchase of property, plant and equipment	(9,643)	(168,807)
Payment of construction in progress	(4,521,029)	-
Advance to suppliers (equipment & construction related)	(1,011,827)	-
Payment of intangible assets	(1,966)	-
Increase in restricted cash	(228,148)	(747,158)
Net cash used in investing activities	$(5,772,613)	$(915,965)

Cash flows from financing activities
Net cash provided by financing activities	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars) (Unaudited)

	Three months ended September 30,
	2010	2009

Net cash and cash equivalents sourced	$(1,694,301)	$2,044,771

Effect of foreign currency translation on cash and cash equivalents	320,989	42,110

Cash and cash equivalents–beginning of period	20,995,182	38,988,958

Cash and cash equivalents–end of period	$19,621,870	$41,075,839

Supplementary cash flow information:

Interest received	$18,739	$287,712

Tax paid	$1,066,211	$1,472,175

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of the Company and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of the Company and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd and Shengkai (Tianjin) Limited for the periods ended September 30, 2010 and 2009.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company, through its subsidiaries and Shengkai, (hereinafter, collectively referred to as “the Group”), is now in the business of manufacturing and sale of industrial ceramic valves and components.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and method of accounting

The unaudited condensed consolidated financial statements of Shengkai innovations, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of  June 30, 2010 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.

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

The company owned the four subsidiaries since its reverse-merger on June 9, 2008. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of Company	Place of incorporation	Attributable interest

Shen Kun International Limited	British Virgin Islands	100%
Shengkai (Tianjin) Limited, formerly Sheng Kai (Tianjin) Ceramic Valves Co., Ltd	PRC	100%
*Tianjin Shengkai Industrial Technology Development Co., Ltd.	PRC	100%
Shengkai (Tianjin) Trading Ltd.	PRC	100%

*Deemed variable interest entity member

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Accounts receivable are carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expense.  The Company did not provide allowance for doubtful accounts at September 30, 2010 and 2009, respectively, as per the management's judgment based on their best knowledge.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

	September 30,	June 30,
	2010	2010
Cash on hand	$6,050	$5,348
Bank deposits:
Agricultural Bank of China	-	-
Bank of China	904,234	889,600
Industrial and Commercial Bank of China	111,258	307,818
Industrial Bank Co. Ltd.	355,117	1,326,844
Shanghai Pudong Development Bank	17,906,393	18,043,632
The Hong Kong and Shanghai Banking Corporation Limited	15,483	15,483
JPMorgan Chase Bank	323,335	406,457

	$19,621,870	$20,995,182

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The summary of fair values of financial instruments as of September 30 and June 30, 2010 are as follows:

September 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$24,489,328	$24,489,328	3	Black-Scholes
Embedded conversion liability	$31,608,596	$31,608,596	3

June 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$37,424,035	$37,424,035	3	Black-Scholes
Embedded conversion liability	$40,378,640	$40,378,640	3

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Beginning balance: Derivative liabilities	$77,802,675	$—
Total gains	(21,704,751)	—

Ending balance: Derivative liabilities	$56,097,924	$—

(o)	Revenue recognition

Revenue represents the invoiced value of goods sold and is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for three months ended September 30, 2010 and 2009 were $0 and $0, respectively.

(r)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the three months ended September 30, 2010 and 2009 were $133,346 and $158,148, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses for the three months ended September 30, 2010 and 2009 were $45,714 and $35,880, respectively.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from initial estimates. Forfeiture rate is estimated based on historical and future expectation of employee turnover rate and are adjusted to reflect future change in circumstances and facts, if any. Share-based compensation expense is recorded net of estimated forfeitures such that expenses were recorded only for those stock options and common stock awards that are expected to vest.

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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At September 30 and June 30, 2010, the Company did not have a liability for unrecognized tax benefits.

(v)	Value-Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the People’s Republic of China (“PRC”) laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts included in VAT recoverable on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at September 30 and June 30, 2010, respectively, which can be used to offset future VAT that is due on sales.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

September 30, 2010
Balance sheet	RMB 6.69810 to US$1.00
Statement of income and comprehensive income	RMB 6.78032 to US$1.00

June 30, 2010
Balance sheet	RMB 6.80860 to US$1.00
Statement of income and comprehensive income	RMB 6.83667 to US$1.00

September 30, 2009
Balance sheet	RMB 6.83760 to US$1.00
Statement of income	RMB 6.84110 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(x)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at September 30 and June 30, 2010 amounted to $19,615,819 and $20,989,834, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

(y)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in the SK, and Shengkai’s Articles of Association, SK, and Shengkai’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $7,081,706 and $7,081,706 as at September 30 and June 30, 2010, respectively.

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

(ai)	Recent accounting pronouncements

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

In September 2009, the Emerging Issues Task Force reached final consensus on FASB ASU 2009-13, "Revenue Arrangements with Multiple Deliverables". FASB ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of such standard does not have a material impact on the Company's consolidated financial statements.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of this update is not expected to have a material effect on the Company's consolidated financial statements.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(ai)	Recent accounting pronouncements (Continued)

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. The adoption of such standard does not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and accounts receivable as of September 30 and June 30, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30 and June 30, 2010, almost all the Group’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

For the three months ended September 30, 2010 and 2009, more than 90% of the Group’s sales were generated from the PRC. In addition, nearly all accounts receivable as of September 30 and June 30, 2010, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Group would bear if the counter parties of the financial instruments fail to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Group does not require collateral from customers or debtors.

For the three months ended September 30, 2010 and 2009, there was no single customer who accounts for 10% or more of the Group’s revenue.

As at September 30 and June 30, 2010, there was no customer who accounts for 10% or more of the Group’s accounts receivable.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

4.	OTHER RECEIVABLES

Other receivables consist of the followings:

	September 30, 2010	June 30, 2010

Advance to employees	$19,055	$24,935
Tender deposits	62,841	37,304
Sundry	40,412	32,656
VAT recoverable	489,401	230,288
	$611,709	$325,183

5.	INVENTORIES

Inventories consist of the followings:

	September 30, 2010	June 30, 2010

Finished goods	$849,763	$592,034
Work in process	2,627	-
Raw materials	1,093,005	1,964,132

	$1,945,395	$2,556,166

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the followings:

	September 30, 2010	June 30, 2010
At cost
Buildings	$2,154,414	$2,119,449
Machinery and equipment	6,205,511	4,598,723
Office equipment	177,699	175,507
Motor vehicles	470,569	507,346

	9,008,193	7,401,025
Less: accumulated depreciation
Buildings	(358,636)	(338,732)
Machinery and equipment	(794,960)	(666,345)
Office equipment	(137,393)	(132,066)
Motor vehicles	(128,903)	(143,826)

	(1,419,892)	(1,280,969)

Property, plant and equipment, net	$7,588,301	$6,120,056

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation expenses included in the cost of sales for the three months ended September 30, 2010 and 2009 were $93,136 and $87,588 respectively; and in the general and administrative expenses for the three months ended September 30, 2010 and 2009 were $53,908 and $16,521 respectively.

7.	LAND USE RIGHTS

	30-Sep-10	30-Jun-10

Cost of land use rights	$2,849,439	$2,803,194
Less: Accumulated amortization	(332,141)	(322,265)

Land use rights, net	$2,517,298	$2,480,929

Amortization expenses for the three months ended September 30, 2010 and 2009 were $4,504 and $4,464 respectively.

8.	OTHER INTANGIBLE ASSETS

	30-Sep-10	30-Jun-10
At cost:
Patent rights	$7,614,100	$7,490,527
Software	1,564,386	1,537,921
	9,178,486	9,028,448
Less: Accumulated amortization
Patent rights	$(3,082,964)	$(2,858,219)
Software	(223,308)	(168,818)
	-3,306,272)	(3,027,037)

Other intangible assets, net	$5,872,214	$6,001,411

Amortization expenses for the three months ended September 30, 2010 and 2009 were $227,402 and $224,624 respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

9.	NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2010	June 30, 2010

Due January 28, 2011	$110,180	$-
Due January 29, 2011	17,914	-
Due February 18, 2011	111,930	-
Due February 18, 2011	11,560	-
Due February 18, 2011	20,245	-
Due February 25, 2011	41,056	-
Due February 28, 2011	39,746	-
Due March 26, 2011	23,887	-
Due March 26, 2011	1,493	-
Due March 26, 2011	1,493	-
Due March 26, 2011	223,944	-
Due March 26, 2011	29,859	-
Due March 26, 2011	29,859	-
Due March 26, 2011	29,859	-
Due March 26, 2011	29,859	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	14,930	-
Due March 26, 2011	7,465	-
Due March 26, 2011	7,465	-
Due March 26, 2011	7,465	-
Due March 26, 2011	7,465	-
Due March 26, 2011	17,916	-
Due March 26, 2011	17,916	-
Due March 26, 2011	17,916	-
Due March 26, 2011	17,916	-
Due March 26, 2011	17,916	-
Due March 26, 2011	17,916	-
Due March 26, 2011	17,916	-
Due March 26, 2011	29,262	-

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

9.	NOTES PAYABLE (Continued)

	September 30, 2010	June 30, 2010
Due December 30,2010	132,575	130,423
Due December 30,2010	54,829	53,939
Due December 30,2010	146,432	144,055
Due December 28,2010	558,248	549,188
Due December 3,2010	25,529	25,115
Due December 3,2010	57,778	56,840
Due December 3,2010	251,713	247,628
Due November 28,2010	29,860	29,375
Due November 28,2010	14,929	14,687
Due November 28,2010	8,957	8,812
Due November 28,2010	20,901	20,562
Due November 28,2010	8,957	8,812
Due November 28,2010	29,860	29,375
Due November 28,2010	28,665	28,200
Due October 15,2010 (subsequently repaid on due dates)	125,857	123,814
Due October 14,2010 (subsequently repaid on due dates)	208,268	204,888
Due October 6,2010 (subsequently repaid on due dates)	20,245	19,916
Due October 2,2010 (subsequently repaid on due dates)	18,961	18,653
Due September 15,2010, subsequently repaid on due dates	-	69,265
Due September 9,2010, subsequently repaid on due dates	-	2,910
Due September 9,2010, subsequently repaid on due dates	-	14,687
Due September 9,2010, subsequently repaid on due dates	-	10,046
Due September 9,2010, subsequently repaid on due dates	-	1,702
Due September 9,2010, subsequently repaid on due dates	-	1,692
Due September 3,2010, subsequently repaid on due dates	-	569,103
Due August 3,2010, subsequently repaid on due dates	-	1,908
Due August 3,2010, subsequently repaid on due dates	-	2,127
Due August 3,2010, subsequently repaid on due dates	-	1,654
Due July 20,2010, subsequently repaid on due dates	-	204,888
Due July 4,2010, subsequently repaid on due dates	-	57,831

Total	$2,873,932	$2,652,095

All the notes payable are subject to bank charges of 0.05% of the principal amount as commission on each loan transaction.  Bank charges for notes payable were $558 and $113 for the three months ended September 30, 2010 and 2009, respectively.

The interest-free notes payable are secured by $ 2,111,426  and $1,849,958 restricted cash as of September 30 and June 30, 2010.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

10.	OTHER PAYABLES

	30-Sep-10	30-Jun-10

Commissions payables	$384,516	$441,860
Accrued expenses	55,163	127,975
Deposit for project	717	266,134
Sundry PRC taxes payables	438,988	379,588
Sundry	28,993	29,282

	$908,377	$1,244,839

11.	PREFERRED STOCK AND WARRANTS

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

On October 11, 2010 the Company issued to an advisor warrants to purchase 50,000 shares of Common Stock of the Company according to the advisor service agreement dated April 13, 2010. The exercise price, expiration date and number of share eligible to be purchased with the warrants are summarized in the following table:

Number of shares	Exercise price	Contractual term

50,000	$6.31	5.0 years

12.	SHARE-BASED COMPENSATION

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

On March 31, 2010, the Company issued 1,651,125 shares of non-statutory stock options to key employees and 310,000 shares to independent directors as compensation, these options have a 5 year contractual term. The options issued to key employees vest in three equal annual installments of 33.3%, with exercise price of $7.97 per share.  Options issued to independent directors vest in three equal annual installments of 33.3% or in four equal annual installments of 25%, with exercise price of $3 per share. On June 22, 2010, the Company issued 150,000 shares of non-statutory stock options to Mr. Wang Chen, CEO, and 100,125 shares of options to Ms. Guo Wei, VP International Sales of Shengkai. These options have a 5 year contractual term, vest in three equal annual installments of 33.3%, with exercise price of $8.13 per share.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

12.	SHARE-BASED COMPENSATION (CONTINUED)

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. Total compensation expense related to the stock options for the three months ended September 30, 2010 was $1,032,564 and was recorded as general and administrative expense.  As of September 30, 2010, there was $8,350,822 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.1 years.  There were 476,667 options have been vested up to September 30, 2010, and no option was vested during the three months then ended.

The fair value of the stock option grant for the three months ended September 30, 2010 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

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

A summary of the Company’s stock option activity as of September 30, 2010, and changes during the three months then ended is presented in the following table:

	Options	Weighted-Average Exercise Price

Outstanding at July 1, 2010	2,211,250	$7.29
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2010	2,211,250	$7.29

Vested at September 30, 2010	476,667	$7.97

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

12.	SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.13	250,125	4.73	$8.13	-	$-
$3	310,000	4.5	$3	-	$-
$7.97	1,651,125	4.5	$7.97	476,667	$7.97
	2,211,250	4.53	$7.29	476,667	$7.97

A summary of the status of the Company’s nonvested shares as of September 30, 2010, and changes during the three months then ended, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at July 1, 2010	1,734,583	$5.7
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2010	1,734,583	$5.7

13.	INCOME TAXES

The Company is registered in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, SK, Shengkai and Shengkai (Tianjin) Trading Ltd. (see note 1).

SK, Shengkai and Shengkai (Tianjin) Trading Ltd., being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25% since January 1, 2008.

In April 2010, Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the year ended June 30, 2009, we already used income tax rate of 25% to provide and pay for income taxes.  For the period from July 1, 2009 to December 31, 2009, we used income tax rate of 25% to provide and pay for income taxed. After January 1, 2010, we used the preferential income tax rate of 15% to provide and pay for income tax expenses.  We did not record any tax refund receivable as of September 30, 2010 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by the local tax bureau.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

13.	INCOME TAXES (CONTINUED)

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

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of September 30, 2010, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of September 30, 2010, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, as of September 30, 2010, and the Company has not accrued for PRC tax on such basis.  The Company will continue to monitor changes in the interpretation or guidance of this law.  Income taxes payable was $1,140,076 and $1,061,783 at September 30 and June 30, 2010, respectively.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  The foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There were no such dividends distributed in the three months ended September 30, 2010 or 2009.

Income tax expenses consist of the following:

	Three Months Ended September 30,
	2010	2009

Current	$1,126,251	$1,280,003
Deferred	-	-
Total	$1,126,251	$1,280,003

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

13.	INCOME TAXES (CONTINUED)

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for three months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,
	2010	2009

Income (loss) before income taxes	$28,071,336	$(1,574,473)
Loss before income tax from non-Chinese headquarter and subsidiaries	1,141,736	(70,608)
Income (loss) before income taxes from Chinese subsidiaries	29,213,072	(1,503,865)

Income tax expenses (benefits) for Chinese subsidiaries computed at the PRC statutory rate of 25%	7,303,268	(375,966)
Preferential tax rate effect of 10% on Shengkai for the period quarter ended September 30, 2010 (Based on income before tax of $7,508,321)	(750,829)	-
Permanent difference - (gain) loss on change in fair value of the financial instruments	(5,426,188)	1,725,731
Permanent difference - others	-	(69,762)

	$1,126,251	$1,280,003

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

14.	EARNINGS (LOSS) PER SHARE

The calculation of the basic and diluted earnings (loss) per share attributable to the common stockholders is based on the following data:

	For the three months ended September 30,
	2010	2009
Earnings:

Net income (loss) for the quarter	$26,945,085	$(2,854,476)
Non-Cash Dividends on convertible preferred stock	-	-

Earnings (loss) for the purpose of basic earnings (loss) per share	$26,945,085	$(2,854,476)

Effect of dilutive potential common stock	-	-

Earnings (loss) for the purpose of dilutive earnings (loss) per share	$26,945,085	$(2,854,476)

Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	23,191,165	22,362,500
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	6,987,368	-
-Exercise of A Warrants	4,915,774	-
-Exercise of options	183,015	-

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	35,277,322	22,362,500

Earnings (loss) per share:

Basic earnings (loss) per share	$1.162	$(0.128)

Dilutive earnings (loss) per share	$0.764	$(0.128)

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

15.	COMMITMENTS AND CONTINGENCY

The newly completed manufacturing facility and a headquarters’ building are on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts including the main superstructure were executed. The total amount of executed contracts was $33,686,160 (RMB225,697,271), of which $28,899,563 (RMB193,627,075)  had been paid as of September 30, 2010. The balance of $4,786,596 (RMB32,070,197) will be settled by the end of calendar year 2010.

Certain equipment and machinery contracts were executed. The total amount of executed contracts was $15,732,478 (RMB 105,407,600), of which $13,412,854 (RMB 89,866,120) had been paid as of September 30, 2010. The balance of $2,319,624 (RMB 15,541,480) will be settled by the end of calendar year 2010.

Certain utility installation and related auxiliary engineering projects will cost a total of $3,980,009 (RMB 26,666,062), of which $2,587,502 (RMB17,336,262) had been paid as of September 30, 2010. The balance of $1,392,508 (RMB9,329,801) will be settled by the end of calendar year 2010.

16.	SEGMENT INFORMATION

The Group is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Substantially all revenues are generated in the PRC and nearly all identifiable assets of the Group are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the three months ended September 30, 2010 in terms of customers' industry classification is as follows:

	For the Three Months Ended September 30,
Customer industry	2010	2009
Electric power	$11,220,835	$7,787,628
Petrochemical and chemical	5,273,444	2,714,933
Aluminum, metallurgy and others	680,237	607,608
Total Sales	$17,174,516	$11,110,169

17.	SUBSEQUENT EVENTS

On September 30, 2010, the Board of the Company approved an amendment to the Company’s Articles of Incorporation to increase the total number of authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000 shares (the “Amendment”). The Amendment was ratified on September 30, 2010 by the holder of a majority of the Company’s outstanding shares of Common Stock. The Amendment is effective on November 2, 2010, the date on which it was filed with the State of Florida.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “Shengkai Innovations,” “VALV,” “the Company,” “we,” “us,” and “our” refer to Shengkai Innovations, Inc.

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

On June 25, 2010, Shengkai (Tianjin) Trading Ltd., was organized as a wholly foreign-owned enterprise under the laws of the PRC by SK, with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers.

Because SK and Shengkai’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SK and Shengkai, comparing its results in the three months ended September 30, 2010 to the three months ended September 30, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three months ended September 30, 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

Shengkai, the entity through which we run our operations, is a prominent ceramic valve manufacturer. We have more than 16 years of experience and possess a unique method for creating ceramic valves.

We believe that Shengkai is one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics and is the only valve manufacturer in China that is able to produce large-sized ceramic valves with calibers of 150mm or more. Shengkai’s product categories include a broad range of valves in nearly all industries that are sold throughout China, to Europe, North America, Middle East and other countries in the Asia-Pacific region. Totaling over 400 customers, Shengkai became a supplier of China Petroleum & Chemical Corporation (“CPCC” or “Sinopec”) in 2005 and a member of the PetroChina Co. Ltd. (“PetroChina”) supply network in 2006. Shengkai is currently the only domestic ceramic valve manufacturer entering the CPCC and PetroChina supply system, after a six-year application process.

Results of Operations

 Comparison of the Three Months Ended September 30, 2010 and 2009

Revenue

Revenue for the three months ended September 30, 2010 was $17,174,516, an increase of $6,064,347 or 54.6% from $11,110,169 for the comparable period in fiscal 2010. The product output has increased due to increased equipment and shifts of operation at the old facility, commencement of the new facility in mid-September 2010, as well as improved ceramic production technology to shorten the production cycle of some kinds of ceramic components, despite disruptions caused by the relocation of our production facility during this quarter. The construction of our new manufacturing plant was completed in June 2010 and commercial production at this new plant began in mid-September 2010.  All existing equipment and facilities were moved from the old plant into the new plant as of mid-September 2010. Our headquarters building was also completed in September 2010. The new facility is expected to increase total production capacity to 24,000 sets of ceramic valves per year based on operations of one shift.

Approximately 96.0% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the past three months. The electric power industry was still the significant market to our revenue, contributing approximately 65.3% of total revenue for the three months ended September 30, 2010. Revenue from the electric power industry was approximately $11.2 million for the three months ended September 30, 2010, an increase of approximately $3.4 million or 44.1% from approximately $7.8 million for the comparable period in fiscal 2010. The increase was primarily attributable to the broadening of our customer base and increased orders from existing customers. Approximately 27% of revenue from the electric power industry for the three-month period was generated from new customer accounts. Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $5.3 million for the three months ended September 30, 2010, an increase of approximately $2.6 million or 94.2% from approximately $2.7 million for the comparable period in fiscal 2010. The increase was primarily due to our heightened efforts to develop the market of the petrochemical and chemical industry. Approximately 35% of revenue from the petrochemical and chemical industry for the three-month period was generated from new customer accounts. Revenue from other industries, including the aluminum and metallurgy industries, was approximately $0.7 million for the three months ended September 30, 2010, an increase of approximately $0.1 million or 15.2% from approximately $0.6 million for the comparable period in fiscal 2010.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $9,954,088, an increase of $3,164,010 or 46.6% compared to $6,790,078 for the comparable period in fiscal 2010. The increase was primarily attributable to the revenue increase. The gross margin for the three months ended September 30, 2010 was 58.0%, compared to 61.1% for the comparable period in fiscal 2010. Included in total sales for the first quarter of fiscal 2011 were approximately $1 million in sales of ceramic valve components, which have a gross margin closer to the industry norm in China and much lower than our high value-added valve products, dragging down the average gross margin in the quarter. This arge quantity order for valve  components was made together with an order for ceramic valves  as a package deal from one particular export customer.  Such a large quantity of valve component salesis not expected to recur on a regular basis in future. The average gross margin for our valve products has been maintained at a stable level.

Selling Expenses

Selling expenses for the three months ended September 30, 2010 was $1,602,572, an increase of $600,960 or 60.0%, from $1,001,612 for the comparable period in fiscal 2010. The major component of selling expenses was commission paid to agents for introducing new sales, which was approximately $1.4 million for the three months ended September 30, 2010, an increase of approximately $0.5 million or 54.6% from approximately $0.9 million for the three months ended September 30, 2009. Selling expenses as a percentage of total sales revenue slightly increased to 9.3% for the three months ended September 30, 2010 from 9.0% for the comparable period in fiscal 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 were $2,061,646, an increase of 1,313,918 or 175.7% compared to $747,728 for the comparable period in fiscal 2010. The increase was primarily attributable to the recognition of $1,032,564 share-based compensation cost on the options to independent directors and management issued on March 31, 2010 and June 22, 2010, under the Company’s 2010 Incentive Stock Plan. The increase in G&A over the comparable periods of fiscal 2010 and 2011was also attributable to the increase in cash compensation to independent directors and management staff due to new appointments and hirings; as well to expenses for U.S. capital market-related activities, such as Nasdaq listing fees and costs for participation in investment conferences. The amortization of intangible assets for the three months ended September 30, 2010 was $231,906, an increase of $2,818 or 1.2% compared to $229,088 for the comparable period in fiscal 2010.

Changes in fair value of instruments

For the three months ended September 30, 2010, the Company incurred non-cash gain for aggregate amount of approximately $21.7 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008 pursuant to provision of FASB ASC Topic 815,”Derivative and Hedging”(“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. Dollars; The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both Series A warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended September 30, 2010. Fair value of the instruments was primarily a function of the price of our Common Stock. A decrease in our stock price over the three months resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2010 was $1,126,251, a decrease of $153,752 or 12.0% from $1,280,003 for the comparable period in fiscal 2010. Excluding the $1.03 million share-based compensation cost and the $21.7 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $7.4 million for the three months ended September 30, 2010 compared with approximately $5.3 million for the comparable period in fiscal 2010. The decrease in provision for income taxes was attributable to the new preferential income tax rate in calendar 2010. In April 2010, Shengkai, the Company’s operating entity in Tianjin, China, was newly awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, and will receive a 10% refund for the income taxes paid at the standard 25% tax rate for calendar year 2009. The applicable income tax rate was 25% for the comparable quarter ended September 30, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended September 30, 2010 was $20,995,182 and decreased to $19,621,870 by the end of the period, a decrease of $1,373,312 or 6.5%.  The decrease was primarily attributable to the progressive payments made for the recently completed new manufacturing facility.

Net cash provided by operating activities

Net cash provided by operating activities was $4,078,312 for the three months ended September 30, 2010, an increase of $1,117,576 or 37.7% from $2,960,736 for the comparable period in fiscal 2010. The adjusted net income, after deducting the non-cash gain from changes in fair value of instruments and adding back the non-cash share-based compensation cost, was $6,272,898  for the three months ended September 30, 2010, an increase of $2,224,451  or 54.9% from $4,048,447 for the comparable period in fiscal 2010. The increase in net cash inflow from operations was primarily attributable to the higher net income and reduced inventories, in spite of larger working capital used between the two comparable periods in fiscal 2011 and fiscal 2010, as reflected by increased cash used in trade receivables and other receivables, accounts payable and other payables, and advances from customers over the three months ended September 30, 2009 and 2010, respectively.

Net cash used in investing activities

Net cash used in investing activities was $5,772,613 for the three months ended September 30, 2010, compared to $915,965 for the three months ended September 30, 2009, an increase of $4,856,648 or 530.2%.The change was primarily attributable to the approximately $1.5 million payments for equipment purchase and approximately $4.5 million of progressive payments for construction of the new manufacturing facility during the three months ended September 30, 2010.

Net cash provided by/used in financing activities

There was no net cash provided by or used in financing activities for the three months ended September 30, 2010 and 2009.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price was approximately $1.8 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company due to pay the bid price in full by March 25, 2009. The land was purchased with plans to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled $33,686,160 (RMB225,697,271), of which $28,899,563 (RMB193,627,075)  had been paid as of September 30, 2010. The balance of $4,786,596 (RMB32,070,197) will be settled by the end of calendar year 2010. Certain equipment and machinery contracts have also been executed, total amount of which was approximately $15,732,478 (RMB105,407,600), of which $13,412,854 (RMB 89,866,120) had been paid as of September 30, 2010. The balance of $2,319,624 (RMB15,541,480) will be settled by the end of calendar year 2010. Expenditures committed under certain utility installation and related auxiliary engineering projects totaled $3,980,009 (RMB 26,666,062), of which $2,587,502 (RMB17,336,262) had been paid as of September 30, 2010. The balance of $1,392,508 (RMB9,329,801) will be settled by the end of calendar year 2010.

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

The following table summarizes our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$8,498,728	$8,498,728	$-

(1) Capital expenditures are commitments for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 15 - Commitments and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters’ building. The total amount of executed contracts was $33,686,160 (RMB225,697,271), of which $28,899,563 (RMB193,627,075)  had been paid as of September 30, 2010. The construction of both the manufacturing facility and the headquarters’ building were substantially completed in September 2010. The Company has also executed certain equipment and machinery contracts totaling $15,732,478, of which $13,412,854 had been paid as of September 30, 2010. Certain utility installation and related auxiliary engineering projects will cost a total of $3,980,009 (RMB 26,666,062), of which $2,587,502 (RMB17,336,262) had been paid as of September 30, 2010.

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

In September 2009, the Emerging Issues Task Force reached final consensus on FASB ASU 2009-13, "Revenue Arrangements with Multiple Deliverables". FASB ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of such standard does not have a material impact on the Company's consolidated financial statements.

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

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of this update is not expected to have a material effect on the Company's consolidated financial statements.

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

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. The adoption of such standard does not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and David Ming He, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the course of internal evaluation, the Company determined that accounting errors were made in connection with:

•
Failure to recognize stock compensation expense for the three months ended December 31, 2009 and March 31, 2010, as a result of the return of escrowed shares from escrow accounts to the Company’s principal shareholder in December 2009 and March 2010, respectively, in accordance with Accounting Standards Update-2010-05,

Based on the impact of the aforementioned accounting errors, the Company restated its consolidated financial statements as of December 31, 2009 and March 31, 2010.

Changes in internal controls

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Since the identification of the aforementioned errors, the Company has set up an internal control department with qualified accounting staff, including a qualified chief financial officer, which directly reports to the Company’s independent Audit Committee. Management believes this will help strengthen the general internal control process.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.  Risk Factors.

N/A.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) Exhibits

3.1	Articles of Amendment to Articles of Incorporation, dated November 2, 2010.

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGKAI INNOVATIONS, INC.

Date: November 15, 2010	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer)

Date: November 15, 2010	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer
(principal financial and accounting officer)