Form 10-Q
period 2010-12-31
Shengkai Innovations, Inc.
filed 2011-02-11
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-34587

SHENGKAI INNOVATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	11-3737500
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

No. 106 Zhonghuan South Road Airport Industrial Park Tianjin, People’s Republic of China	300308
(Address of principal executive offices)	(Zip Code)

(8622) 5883-8509
(Registrant’s telephone number, including area code)

No. 27, Wang Gang Road,
Jin Nan (Shuang Gang) Economic and
Technology Development Area
Tianjin, People's Republic of China, 300350
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  [  ]  No  [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  [  ]  No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the Registrant’s common stock outstanding as of February 11, 2011 is 26,706,611 shares of common stock, $.001 par value.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	Note	December 31, 2010	June 30, 2010
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents		$42,127,337	$20,995,182
Restricted cash		1,109,102	1,849,958
Trade receivables		11,653,597	6,490,110
Notes receivable		-	73,437
Other receivables	4	1,619,988	325,183
Advances to suppliers		149,300	408,110
Inventories	5	3,662,203	2,556,166
Total current assets		60,321,527	32,698,146
Plant and equipment, net	6	10,665,450	6,120,056
Construction in progress		32,761,603	25,185,643
Land use rights, net	7	2,506,279	2,480,929
Other intangible assets, net	8	5,715,663	6,001,411
Advances to suppliers for purchase of equipment and construction		9,032,480	12,119,764
TOTAL ASSETS		121,003,002	84,605,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	9	1,559,358	2,652,095
Accounts payable		5,502,000	2,848,600
Advances from customers		560,607	1,256,777
Other payables and accrued expenses	10	1,505,135	1,265,198
Income tax payable		1,581,878	1,061,783
Total current liabilities		10,708,978	9,084,453
Warrant liabilities		20,816,645	37,424,035
Preferred (conversion option) liabilities		28,397,285	40,378,640
TOTAL LIABILITIES		$59,922,908	$86,887,128

Commitments and contingencies	16	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	Note	December 31, 2010	June 30, 2010
		(Unaudited)
STOCKHOLDERS’ EQUITY
Preferred Stock – $0.001 par value 15,000,000 share authorized; 6,987,368 and 6,987,368 issued and outstanding as of December 31, 2010 and June 30, 2010 respectively.	12	$6,987	$6,987
Common stock - $0.001 par value 100,000,000 shares authorized; 26,706,611 and 23,191,165 shares issued and outstanding as of December 31, 2010 and June 30, 2010 respectively.		26,707	23,192
Additional paid-in capital		53,237,349	34,259,304
Statutory reserves		11,196,604	7,081,706
Accumulated loss		(8,991,784)	(46,686,271)
Accumulated other comprehensive income		5,604,231	3,033,903
TOTAL STOCKHOLDER’S EQUITY		61,080,094	(2,281,179)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$121,003,002	$84,605,949

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars) (Unaudited)

		For the Three Months Ended December 31,		For the Six Months Ended December 31,
	Note	2010	2009	2010	2009

Revenues		$22,372,827	$12,541,851	$39,547,343	$23,652,020
Cost of sales		(9,121,882)	(5,161,926)	(16,342,310)	(9,482,017)
Gross profit		13,250,945	7,379,925	23,205,033	14,170,003
Operating expenses:
Selling expenses		(1,986,395)	(1,116,378)	(3,588,967)	(2,117,990)
General and administrative expenses		(2,448,367)	(11,710,845)	(4,510,013)	(12,458,573)
Total operating expenses		(4,434,762)	(12,827,223)	(8,098,980)	(14,576,563)
Income (loss) from operations		8,816,183	(5,447,298)	15,106,053	(406,560)
Other (loss) income, net		(376)	15,595	57,595	15,595
Interest income, net		14,885	20,799	33,629	308,511
Changes in fair value of instruments - gain/(loss)		7,602,384	(15,358,928)	29,307,135	(22,261,851)
Income (loss) before income taxes		16,433,076	(20,769,832)	44,504,412	(22,344,305)
Income taxes	14	(1,568,776)	(1,387,740)	(2,695,027)	(2,667,743)
Net income (loss)		14,864,300	(22,157,572)	41,809,385	(25,012,048)
Foreign currency translation adjustment		1,254,302	(10,437)	2,570,328	49,666
Comprehensive income (loss)		$16,118,602	$(22,168,009)	$44,379,713	$(24,962,382)

Basic earnings (loss) per share	15	$0.61	$(0.98)	$1.76	$(1.12)

Diluted earnings (loss) per share	15	$0.42	$(0.98)	$1.18	$(1.12)

Basic weighted average shares outstanding	15	24,294,785	22,572,742	23,739,960	22,382,719

Diluted weighted average shares outstanding	15	35,579,888	22,572,742	35,454,103	22,382,719

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

	For the Six Months Ended December 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$41,809,385	$(25,012,048)
Depreciation	361,584	209,176
Amortization	506,685	458,345
Gain on disposal of plant and equipment	(3,320)	-
Changes in fair value of instruments – (gain)/loss	(29,307,135)	22,261,851
Share-based compensation - employee options	2,233,261	-
Stock compensation expense - escrowed shares	-	10,943,723
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Trade receivables	(4,893,834)	(2,491,947)
Notes receivable	73,743	277,836
Other receivables	(1,198,389)	177,366
Advances to suppliers	195,777	(550,935)
Inventories	(1,032,384)	4,987
Increase (decrease) in liabilities:
Notes payable	(1,164,962)	1,293,051
Accounts payable	2,570,463	849,169
Advances from customers	(718,498)	1,042,491
Other payables and accrued expenses	206,610	235,837
Income tax payable	483,425	(85,454)
Net cash provided by operating activities	10,122,411	9,613,448

Cash flows from investing activities
Sales proceeds of plant and equipment	517	-
Purchase of property, plant and equipment	(54,430)	(7,453,817)
Payment of construction in progress	(6,692,941)	-
Advance to suppliers for purchase of equipment and construction	(1,216,447)	-
Purchase of intangible assets	(1,966)	-
Increase (decrease) in restricted cash	793,205	(4,017,931)
Net cash used in investing activities	$(7,172,062)	$(11,471,748)

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Stated in US Dollars) (Unaudited)

	For the Six Months Ended December 31,
	2010	2009
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	$17,466,689	$-
Net cash provided by financing activities	17,466,689	-

Net cash and cash equivalents sourced	20,417,038	(1,858,300)
Effect of foreign currency translation on cash and cash equivalents	715,117	29,748
Cash and cash equivalents–beginning of period	20,995,182	38,988,958
Cash and cash equivalents–end of period	$42,127,337	$37,160,406

Supplementary cash flow information:
Interest received	$33,631	$308,511
Tax paid	$2,211,602	$2,753,197

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Shengkai Innovations, Inc. (the “SKII”) was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008 the company has only nominal operations and assets. On October 23, 2008, the SKII changed its name from Southern Sauce Company, Inc. to Shengkai Innovations, Inc.

On June 9, 2008, the SKII executed a reverse-merger with Shen Kun International Limited (“Shen Kun”) by an exchange of shares whereby the SKII issued 20,550,000 common shares at $0.001 par value in exchange for all Shen Kun shares. Immediately after the closing of the reverse-merger, we had a total of 22,112,500 shares of common stock outstanding, with the Shen Kun shareholders (and their assignees) owning approximately 92.9% of our outstanding common stock on a non-diluted basis. Shen Kun became our wholly-owned subsidiary.

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of the SKII and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of the SKII and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd and Shengkai (Tianjin) Limited for the periods ended December 31, 2010 and 2009.

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

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by WFOE, was organized as a wholly foreign owned enterprise under the laws of the People’s Republic of China (“PRC”) on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. It has not started operations as of December 31, 2010.

In connection with the reverse merger transaction, on June 11, 2008 the SKII sold 5,915,526 Units for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit. Each Unit consists of one share of Southern Sauce Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of common stock, par value $0.001 per share (the “Common Stock”), and one Series A Warrant to purchase Common Stock equal to 120% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares (“Warrant”). Additionally, on July 18, 2008, the SKII sold 1,971,842 Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit. Each Unit consists of one Preferred Share, convertible into one share of Common Stock, par value $0.001 per share, and one Warrant to purchase Common Stock equal to 120% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The SKII, through its subsidiaries is now in the business of manufacturing and sale of industrial ceramic valves and components.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s consolidated financial statements are complied in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

The Company includes four subsidiaries since its reverse-merger on June 9, 2008. The detailed identities of the consolidating subsidiaries would have been as follows:

Name of Company	Place of incorporation	Attributable interest

Shen Kun International Limited	British Virgin Islands	100%

Shengkai (Tianjin) Limited, formerly Sheng Kai (Tianjin) Ceramic Valves Co., Ltd	PRC	100%

*Tianjin Shengkai Industrial Technology Development Co., Ltd.	PRC	100%

Shengkai (Tianjin) Trading Ltd.	PRC	100%

*Deemed variable interest entity member

HENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)	Restricted Cash

Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is not available for the Company’s use. The restricted cash is expected to be released within the next twelve months.

(f)	Accounts receivable

Accounts receivable are carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expense. The Company sells its products to both agents/distributors and end-users. Normally the Company requires payment on delivery for agents/distributors. Usual credit term to end-user customers is about 1 to 3 months after receipt and acceptance of goods by customers. 5%-10% of total contract price may be retained from payment until the warranty (usually up to 1.5 years) expires. The Company did not provide allowance for doubtful accounts at December 31, 2010 and 2009, respectively, as per the management's judgment based on their best knowledge about the collectability of current balance, the creditability of those customers and satisfactory track record of collection experience.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Plant and equipment

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

Other intangible assets include patent rights and software costs which are stated at acquisition cost less accumulated amortization. Amortization expense is recognized using the straight-line method over the estimated useful life. Patent rights are carried at cost and amortized on a straight-line basis over the period of rights of 10 years commencing from the date of acquisition of equitable interest.  Software costs are carried at cost and amortized on a straight-line basis over the period from 3 to 10 years.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Accounting for the impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144 (now known as "ASC 360"). The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

(l)	Inventories

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. The Company has no reserve for inventories for the three and six months ended December 31, 2010 and 2009.

(m)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	December 31,	June 30,
	2010	2010
Cash on hand	$2,733	$5,348
Bank deposits:
Agricultural Bank of China	-	-
Bank of China	916,000	889,600
Industrial and Commercial Bank of China	80,400	307,818
Industrial Bank Co. Ltd.	9,836,959	1,326,844
Shanghai Pudong Development Bank	30,527,813	18,043,632
The Hong Kong and Shanghai Banking Corporation Limited	20,896	15,483
JPMorgan Chase Bank	742,536	406,457
	$42,127,337	$20,995,182

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Fair Value of Financial Instruments

FASB ASC 820 (formerly SFAS No. 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market

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

Accounting guidance on fair value measurement and disclosures permits entities to choose to measure many financial instruments and certain other items at fair value. It was effective for our fiscal year beginning July 1, 2009. Upon its adoption and at this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis in future periods.

The summary of fair values of financial instruments as of December 31 and June 30, 2010 are as follows:

December 31, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$20,816,645	$20,816,645	3	Black-Scholes
Embedded conversion liability	$28,397,285	$28,397,285	3

June 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$37,424,035	$37,424,035	3	Black-Scholes
Embedded conversion liability	$40,378,640	$40,378,640	3

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2010 and 2009:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
Beginning balance: Derivative liabilities	$56,097,924	$-	$77,802,675	$-
Issuance of derivative warrants	718,390	-	718,390	-
Changes in fair value	(7,602,384)	-	(29,307,135)	-
Ending balance: Derivative liabilities	$49,213,930	$-	$49,213,930	$-

(o)	Revenue recognition

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

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the three and six months ended December 31, 2010 and 2009 were $0.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Warranty expense

The Company generally provides one year warranty to most customers, or in some cases up to one and a half years. Historically warranty expense has been maintained at a very low percentage of sales revenue; therefore the Company does not accrue, but expenses all warranty expenses as incurred. The Company is closely monitoring warranty expense and will start to accrue it as soon as we identify that warranty expense regularly reaches certain percentage of total revenue. Warranty expense expenses for the three months ended December 31, 2010 and 2009 were $52,110 and $30,174, and for the six months ended December 31, 2010 and 2009 were $91,296 and $59,185, respectively.

(s)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the three months ended December 31, 2010 and 2009 were $148,196 and $188,959, and for the six months ended December 31, 2010 and 2009 were $281,542 and $347,107, respectively.

(t)	Retirement benefit plans

The employees of the Company are members of a state-managed retirement benefit plan operated by the government of the PRC.  The Company is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits.  The only obligation of the Company with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses for the three months ended December 31, 2010 and 2009 were $52,340 and $25,519, and for the six months ended December 31, 2010 and 2009 were $98,054 and $61,399, respectively.

(u)	Share-based compensation

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

(v)	Income tax

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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At December 31, 2010 and June 30, 2010, the Company did not have a liability for unrecognized tax benefits.

(w)	Value-Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts of VAT recoverable included in other receivables on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at December 31, 2010 and June 30, 2010, respectively, which can be used to offset future VAT that is due on sales.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(x)	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

December 31, 2010
Balance sheet	RMB 6.61180 to US$1.00
Statement of income and comprehensive income (3 months)	RMB 6.66702 to US$1.00
Statement of income and comprehensive income (6 months)	RMB 6.72367 to US$1.00

June 30, 2010
Balance sheet	RMB 6.80860 to US$1.00
Statement of income and comprehensive income	RMB 6.83667 to US$1.00

December 31, 2009
Balance sheet	RMB 6.83720 to US$1.00
Statement of income and comprehensive income (3 months)	RMB 6.83603 to US$1.00
Statement of income and comprehensive income (6 months)	RMB 6.83857 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(y)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at December 31, 2010 and June 30, 2010 amounted to $42,124,604 and $20,989,834, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(z)	Statutory reserves

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $11,196,604 and $7,081,706 as at December 31, 2010 and June 30, 2010, respectively.

(aa)	Comprehensive income

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

(ab)	Recent accounting pronouncements

In July 2010, the FASB issued ASU 2010-20 an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses (“FASB ASC Topic 310”). Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The adoption of such standard did not have a material impact on the Company's consolidated financial statements and disclosures.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”), The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and accounts receivable as of December 31, 2010 and June 30, 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31, 2010 and June 30, 2010, almost all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

For the three and six months ended December 31, 2010 and 2009, more than 90% of the Company’s sales were generated from the PRC. In addition, nearly all accounts receivable as of December 31, 2010 and June 30, 2010, also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counterparties of the financial instruments fail to perform represents the carrying amount of each financial asset in the balance sheet.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)

Normally the Company does not require collateral from customers or debtors.

For the three and six months ended December 31, 2010 and 2009, there was no single customer who accounts for 10% or more of the Company’s revenue.

As at December 31 and June 30, 2010, there was no customer who accounts for 10% or more of the Company’s accounts receivable.

4.	OTHER RECEIVABLES

Other receivables consist of the followings:

	December 31, 2010	June 30, 2010

Advance to employees	$18,171	$24,935
Tender deposits	116,301	37,304
Sundry	419,059	32,656
VAT recoverable	1,066,457	230,288
	$1,619,988	$325,183

5.	INVENTORIES

Inventories consist of the followings:

	December 31, 2010	June 30, 2010

Finished goods	$1,010,135	$592,034
Raw materials	2,652,068	1,964,132
	$3,662,203	$2,556,166

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the followings:

	December 31, 2010	June 30, 2010
At cost
Buildings	$2,182,534	$2,119,449
Machinery and equipment	9,451,262	4,598,723
Office equipment	206,723	175,507
Motor vehicles	476,711	507,346
	12,317,230	7,401,025
Less: accumulated depreciation
Buildings	(377,819)	(338,732)
Machinery and equipment	(988,256)	(666,345)
Office equipment	(141,545)	(132,066)
Motor vehicles	(144,160)	(143,826)
	(1,651,780)	(1,280,969)
Plant and equipment, net	$10,665,450	$6,120,056

Depreciation expenses included in the cost of sales for the three months ended December 31, 2010 and 2009 were $193,396 and $87,943, and for the six months ended December 31, 2010 and 2009 were $286,532 and $175,531, respectively. Depreciation expenses included in the general and administrative expenses for the three months ended December 31, 2010 and 2009 were $21,144 and $17,124, and for the six months ended December 31, 2010 and 2009 were $75,052 and $33,645, respectively.

The net book value of plant and equipment pledged as collateral for a bank facility was $1,804,715 (RMB11,932,417) and $1,780,717 (RMB12,124,187) as of December 31, 2010 and June 30, 2010, respectively. See Note 18.

7.	LAND USE RIGHTS

	December 31, 2010	June 30, 2010

Cost of land use rights	$2,886,631	$2,803,194
Less: Accumulated amortization	(380,352)	(322,265)
Land use rights, net	$2,506,279	$2,480,929

Amortization expenses for land use rights for the three months ended December 31, 2010 and 2009 were $43,513 and $4,467, and for the six months ended December 31, 2010 and 2009 were $48,017 and $8,931, respectively.

The net book value of land use rights pledged as collateral for a bank facility was $582,682 (RMB3,852,577) and $574,810 (RMB3,913,656) as of December 31, 2010 and June 30, 2010, respectively. See Note 18.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

7.	LAND USE RIGHTS (CONTINUED)

Amortization expense for the next five fiscal years and thereafter is as follows:

2011 (for 2 remaining quarters)	$28,866
2012	57,733
2013	57,733
2014	57,733
2015	57,733
Thereafter	2,246,481
$2,506,279

8.	OTHER INTANGIBLE ASSETS

	December 31, 2010	June 30, 2010
At cost:
Patent rights	$7,713,482	$7,490,527
Software	1,584,958	1,537,921
	9,298,440	9,028,448
Less: Accumulated amortization
Patent rights	(3,316,041)	(2,858,219)
Software	(266,736)	(168,818)
	(3,582,777)	(3,027,037)
Other intangible assets, net	$5,715,663	$6,001,411

Amortization expenses for other intangible assets for the three months ended December 31, 2010 and 2009 were $231,266 and $224,790, and for the six months ended December 31, 2010 and 2009 were $458,668 and $449,414 respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2011 (for 2 remaining quarters)	$465,560
2012	929,607
2013	929,306
2014	928,702
2015	928,398
Thereafter	1,534,090
$5,715,663

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

9.	NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2010	June 30, 2010
Due June 28, 2011	$11,888	$-
Due June 28, 2011	51,726	-
Due June 28, 2011	42,500	-
Due May 11, 2011	307,118	-
Due March 26, 2011	24,200	-
Due March 26, 2011	1,513	-
Due March 26, 2011	1,513	-
Due March 26, 2011	226,868	-
Due March 26, 2011	30,249	-
Due March 26, 2011	30,249	-
Due March 26, 2011	30,249	-
Due March 26, 2011	30,249	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	15,124	-
Due March 26, 2011	7,563	-
Due March 26, 2011	7,563	-
Due March 26, 2011	7,563	-
Due March 26, 2011	7,563	-
Due March 26, 2011	18,149	-

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

9.	NOTES PAYABLE (CONTINUED)

	December 31, 2010	June 30, 2010
Due March 26, 2011	18,149	-
Due March 26, 2011	18,149	-
Due March 26, 2011	18,149	-
Due March 26, 2011	18,149	-
Due March 26, 2011	18,149	-
Due March 26, 2011	18,149	-
Due March 26, 2011	29,644	-
Due March 1, 2011	40,266	-
Due February 25, 2011	41,593	-
Due February 18, 2011	113,391	-
Due February 18, 2011	11,711	-
Due February 18, 2011	20,509	-
Due January 29, 2011, subsequently repaid on due dates	18,148	-
Due January 29, 2011, subsequently repaid on due dates	111,619	-
Due December 30,2010, subsequently repaid on due dates	-	130,423
Due December 30,2010, subsequently repaid on due dates	-	53,939
Due December 30,2010, subsequently repaid on due dates	-	144,055
Due December 28,2010, subsequently repaid on due dates	-	549,188
Due December 3,2010, subsequently repaid on due dates	-	25,115
Due December 3,2010, subsequently repaid on due dates	-	56,840
Due December 3,2010, subsequently repaid on due dates	-	247,628
Due November 28,2010, subsequently repaid on due dates	-	29,375
Due November 28,2010, subsequently repaid on due dates	-	14,687
Due November 28,2010, subsequently repaid on due dates	-	8,812
Due November 28,2010, subsequently repaid on due dates	-	20,562
Due November 28,2010, subsequently repaid on due dates	-	8,812
Due November 28,2010, subsequently repaid on due dates	-	29,375
Due November 28,2010, subsequently repaid on due dates	-	28,200
Due October 15,2010, subsequently repaid on due dates	-	123,814
Due October 14,2010, subsequently repaid on due dates	-	204,888
Due October 6,2010, subsequently repaid on due dates	-	19,916
Due October 2,2010, subsequently repaid on due dates	-	18,653
Due September 15,2010, subsequently repaid on due dates	-	69,265
Due September 9,2010, subsequently repaid on due dates	-	2,910

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

9.	NOTES PAYABLE (CONTINUED)

	December 31, 2010	June 30, 2010
Due September 9,2010, subsequently repaid on due dates	-	14,687
Due September 9,2010, subsequently repaid on due dates	-	10,046
Due September 9,2010, subsequently repaid on due dates	-	1,702
Due September 9,2010, subsequently repaid on due dates	-	1,692
Due September 3,2010, subsequently repaid on due dates	-	569,103
Due August 3,2010, subsequently repaid on due dates	-	1,908
Due August 3,2010, subsequently repaid on due dates	-	2,127
Due August 3,2010, subsequently repaid on due dates	-	1,654
Due July 20,2010, subsequently repaid on due dates	-	204,888
Due July 4,2010, subsequently repaid on due dates	-	57,831
Total	$1,559,358	$2,652,095

All the notes payable are subject to bank charges of 0.05% of the face value on each transaction.  Bank charges for notes payable were $205 and $1,027 for the three months ended December 31, 2010 and 2009, and for the six months ended December 31, 2010 and 2009 were $763 and $1,140 respectively.

The interest-free notes payable are secured by $1,109,102 and $1,849,958 restricted cash as of December 31, 2010 and June 30, 2010, respectively.

10.	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2010	June 30, 2010

Commissions payable	$747,153	$441,860
Accrued expenses	171,947	148,334
Deposit for project	726	266,134
Sundry PRC taxes payable	549,797	379,588
Sundry	35,512	29,282
	$1,505,135	$1,265,198

11.	PUBLIC OFFERINGS IN 2010

On November 24, 2010, the Company closed a public offering of 2,456,800 shares of common stock at $5.50 per share, resulting in approximately $13.5 million in gross proceeds. On December 22, 2010, the Company closed a public offering of 1,058,646 shares of common stock at $5.50 per share, resulting in approximately $5.8 million in gross proceeds. Global Hunter Securities, LLC and Maxim Group LLC (the “Underwriters”) acted as the joint book runners for both offerings.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

12.	PREFERRED STOCK AND WARRANTS

On June 11, 2008, the Company sold 5,915,526 Preferred Shares and stock purchase warrants for cash consideration totaling $15 million dollars (the “June 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased with the warrants are summarized in the following table:

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

12.	PREFERRED STOCK AND WARRANTS (CONTINUED)

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

On July 18, 2008 the Company sold 1,971,842 shares of Preferred Shares and stock purchase warrants for cash consideration totaling $5 million dollars (the “July 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased with the Warrants are summarized in the following table:

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

12.	PREFERRED STOCK AND WARRANTS (CONTINUED)

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

12.	PREFERRED STOCK AND WARRANTS (CONTINUED)

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the warrants issued in June 2008 Financing and July 2008 Financing, the denominated currency of the strike price of which is different from the entity’s functional currency.  According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. The Company’s primary operations are conducted in the PRC through its subsidiary, Tianjin Shengkai Industrial Technology Development Company Limited, and the operating incomes and expenses are transacted in Renminbi (RMB), which is different from the strike price of the warrants, which are denominated in US dollars. Therefore, the Company determined that  warrants shall not be considered indexed to the entity’s own stock and hence adjusted the classification of the Warrants effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by recording the warrants as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings.

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the Preferred Shares issued in the June 2008 Financing and July 2008 Financing.  The Certificate of Designations of the Preferred Shares includes a down-round provision pursuant to which, if the Company issues any additional shares of common stock at a per share price of less than $2.5357, the conversion ratio will be adjusted downward to reflect such lesser issued price for the first two years from the initial issuance date of the Preferred Shares. The Company performed a complete assessment of the preferred stock and concluded that the Preferred Shares issued in the June and July 2008 Private Placements is within the scope of ASC 815-40-55-33 due to the down-round provisions included in the terms of the agreements.  Pursuant to ASC 815-40-55-33, the down-round provision precludes the embedded conversion option of the Preferred Shares from being considered indexed to the entity’s own stock. Accordingly, the Company adjusted its accounting effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by bifurcating the embedded conversion option of the Preferred Shares which should be recorded as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings.

On October 11, 2010 the Company issued to an advisor warrants to purchase 50,000 shares of Common Stock of the Company according to the advisor service agreement dated April 13, 2010. The exercise price, expiration date and number of shares eligible to be purchased with the warrants are summarized in the following table:

Number of shares	Exercise price	Contractual term

50,000	$6.31	5.0 years

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

12.	PREFERRED STOCK AND WARRANTS (CONTINUED)

On November 24, 2010 and December 22, 2010, the Company closed two public offerings (see Note 11). The Company issued to the Underwriters warrants (the “Underwriters’ Warrants”) to purchase 122,840 and 40,946 shares, respectively, of Common Stock of the Company according to the Underwriting Agreement dated November 19, 2010 and December 17, 2010, respectively. The Underwriters’ Warrants are exercisable in whole or in part at any time and from time to time. The exercise price, expiration date and total number of shares eligible to be purchased with the Underwriters’ Warrants are summarized in the following table:

Number of shares	Exercise price	Contractual term

163,786	$6.875	3.0 years

The Company’s functional currency is RMB, which is different from the strike price of the Underwriters’ Warrants denominated in US dollars. According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. Therefore, the Company determined that the Underwriters’ Warrants shall not be considered indexed to the entity’s own stock and accordingly records such Underwriters’ Warrants as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period.

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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. Total compensation expense related to the stock options for the three and six months ended December 31, 2010 was $1,021,468 and $2,054,032, respectively, and were recorded as general and administrative expense.  As of December 31, 2010, there was $7,329,354 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

13.	SHARE-BASED COMPENSATION (CONTINUED)

average period of 1.9 years.  566,667 options have been vested up to December 31, 2010, out of which 90,000 options were vested during the three months then ended.

The fair value of the stock option grant for the three and six months ended December 31, 2010 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

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

A summary of the Company’s stock option activity as of December 31, 2010, and changes during the three months then ended is presented in the following table:

	Options	Weighted- Average Exercise
		Price

Outstanding at July 1, 2010	2,211,250	$7.29
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2010	2,211,250	$7.29
Vested at December 31, 2010	566,667	$7.18

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.13	250,125	4.48	$8.13	-	$-
$3.00	310,000	4.25	$3.00	90,000	$3.00
$7.97	1,651,125	4.25	$7.97	476,667	$7.97
	2,211,250	4.28	$7.29	566,667	$7.18

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

13.	SHARE-BASED COMPENSATION (CONTINUED)

A summary of the status of the Company’s nonvested shares as of December 31, 2010, and changes during the three months then ended, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at July 1, 2010	1,734,583	$5.70
Granted	-	-
Vested	90,000	6.61
Forfeited	-	-
Nonvested at December 31, 2010	1,664,583	$5.64

14.	INCOME TAXES

SKII is registered in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiaries, SK, Shengkai and Shengkai (Tianjin) Trading Ltd. (see Note 1).

SK, Shengkai and Shengkai (Tianjin) Trading Ltd., being registered in the PRC, are subject to PRC’s Enterprise Income Tax. On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to our subsidiaries in the PRC was 33%.  After January 1, 2008, under the New CIT Law, the corporate income tax rate applicable to our Chinese subsidiaries is 25%.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of December 31, 2010, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of December 31, 2010, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, as of December 31, 2010, and the Company has not accrued for PRC tax on such basis.  The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  A foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There was no such dividends distributed in the three and six months ended December 31, 2010 or 2009.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

14.	INCOME TAXES (CONTINUED)

In April 2010, Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the year ended June 30, 2009, we already used income tax rate of 25% to provide and pay for income taxes.  For the period from July 1, 2009 to December 31, 2009, we used income tax rate of 25% to provide and pay for income taxed. After January 1, 2010, we used the preferential income tax rate of 15% to provide and pay for income tax expenses.  We did not record any tax refund receivable as of December 31, 2010 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by the local tax bureau. Income taxes payable was $1,581,878 and $1,061,783 at December 31 and June 30, 2010, respectively.

Income tax expenses consist of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Current	$1,568,776	$1,387,740	$2,695,027	$2,667,743
Deferred	-	-	-	-
Total	$1,568,776	$1,387,740	$2,695,027	$2,667,743

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for three and six months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31,
	2010	2009

Income (loss) before income taxes	$16,433,076	$(20,769,832)
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	5,974,571	(26,323,826)
Income before income taxes from Chinese subsidiaries	10,458,505	5,553,994

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	2,614,626	1,388,498
Preferential tax rate effect of 10% on Shengkai for the period ended December 31, 2010	(1,045,850)	-
Permanent difference	-	(759)
	$1,568,776	$1,387,740

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

14.	INCOME TAXES (CONTINUED)

	Six Months Ended December 31,
	2010	2009

Income (loss) before income taxes	$44,504,412	$(22,344,305)
Income (loss) before income tax from non-Chinese headquarters and subsidiaries	26,537,586	(33,297,357)
Income before income taxes from Chinese subsidiaries	17,966,826	10,953,052

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	4,491,706	2,738,263
Preferential tax rate effect of 10% on Shengkai for the period ended December 31, 2010	(1,796,679)	-
Permanent difference	-	(70,520)
	$2,695,027	$2,667,743

15.	EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock, stock options and warrants. The Company uses the if-converted method to calculate the dilutive preferred stock and the treasury stock method to calculate the dilutive shares issuable upon exercise of warrants and stock options.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

15.	EARNINGS (LOSS) PER SHARE (CONTINUED)

The calculation of the basic and diluted earnings (loss) per share attributable to the common stockholders is based on the following data:

	For the Three Months Ended
	December 31,
	2010	2009
Earnings:

Net income (loss) for the quarter	$14,864,300	$(22,157,572)
Non-Cash Dividends on convertible preferred stock	-	-

Earnings (loss) for the purpose of basic earnings (loss) per share	$14,864,300	$(22,157,572)

Effect of dilutive potential common stock	-	-

Earnings (loss) for the purpose of dilutive earnings (loss) per share	$14,864,300	$(22,157,572)

Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	24,294,785	22,572,742
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	6,987,368	-
-Exercise of A Warrants	4,136,473	-
-Exercise of options	161,262	-

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	35,579,888	22,572,742

Earnings (loss) per share:

Basic earnings (loss) per share	$0.61	$(0.98)

Dilutive earnings (loss) per share	$0.42	$(0.98)

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

15.	EARNINGS (LOSS) PER SHARE (CONTINUED)

	For the Six Months Ended
	December 31,
	2010	2009
Earnings:

Net income (loss) for the six months	$41,809,385	$(25,012,048)
Non-Cash Dividends on convertible preferred stock	-	-

Earnings (loss) for the purpose of basic earnings (loss) per share	$41,809,385	$(25,012,048)

Effect of dilutive potential common stock	-	-

Earnings (loss) for the purpose of dilutive earnings (loss) per share	$41,809,385	$(25,012,048)

Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	23,739,960	22,382,719
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	6,987,368	-
-Exercise of A Warrants	4,553,862	-
-Exercise of options	172,913	-

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	35,454,103	22,382,719

Earnings (loss) per share:

Basic earnings (loss) per share	$1.76	$(1.12)

Dilutive earnings (loss) per share	$1.18	$(1.12)

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

16.	COMMITMENTS AND CONTINGENCY

The newly completed manufacturing facility and a headquarters’ building are on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts including the main superstructure were executed. The total amount of executed contracts was $33,568,637 (RMB224,909,871), of which $30,178,131  (RMB202,193,479) had been paid as of December 31, 2010. The balance of $3,390,506 (RMB22,716,392) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance.

Certain equipment and machinery contracts were executed. The total amount of executed contracts was $15,776,060 (RMB105,699,600), of which $13,545,391  (RMB 90,754,120) had been paid as of December 31, 2010. The balance of $2,230,669 (RMB 14,945,480) will substantially be settled by the end of March, 2011, with certain amount to be held from payment as warranty deposit till approximately one year after installation.

17.	SEGMENT INFORMATION

The Group is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Substantially all revenues are generated in the PRC and nearly all identifiable assets of the Company are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the three and six months ended December 31, 2010 in terms of customers' industry classification is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Customer industry	2010	2009	2010	2009
Electric power	$15,955,298	$8,646,278	$27,176,133	$16,433,906
Petrochemical and chemical	5,320,938	3,104,244	10,594,382	5,819,177
Aluminum, metallurgy and others	1,096,591	791,329	1,776,828	1,398,937
Total Sales	$22,372,827	$12,541,851	$39,547,343	$23,652,020

18.	BANK FACILITY

On December 10, 2009, Shengkai and Industrial Bank Co., Ltd., Tianjin Branch (“Industrial Bank”) entered into a line of credit loan agreement (“LOC Agreement”) with a valid period from December 10, 2009 through October 22, 2010. The maximum amount Shengkai may draw down on the line of credit is RMB1,500,000 in the form of a short-term cash flow loan at an interest rate of no lower than 110% of the base interest rate or in the form of a bank acceptance draft. Industrial Bank may unilaterally change the maximum amount available under the line of credit and the term of the line of credit.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

18.	BANK FACILITY (CONTINUED)

In conjunction with the LOC Agreement, Shengkai entered into a mortgage agreement for a maximum of RMB8,682,000 with the Industrial Bank to secure repayment of the LOC Agreement entered into on December 10, 2009. The collateral covered by the agreement is certain assets owned by Shengkai, with assessed value at $2,652,833 (RMB17,540,000) (net book value at $2,387,397 as of December 31, 2010 – see Notes 6 and 7) and located at Wanggang Road, Shuanggang Economic Development Zone, Jinnan District, Tianjin, PRC. The mortgage agreement is valid from December 10, 2009 until all the principal, interest, and other expenses under the LOC Agreement are paid in full.

In connection with the LOC Agreement, Wang Chen, our CEO and director, and Guo Wei, our director, (each, a “Guarantor”) each made an irrevocable personal guarantee of the LOC Agreement on November 5, 2009 and November 9, 2009, respectively, valid for two years from the date the loan becomes payable. Each Guarantor is jointly and severally liable for the payment of the loan principal, interest, damages and the expenses incurred relating to the collection of the payment and guarantees the repayment of the loan by all his/her personal property and income.

As of December 31, 2010, the Company used $900,511 for issuance of bank acceptance drafts under the bank facility, which was recorded as notes payable in the balance sheet (see Note 9).

The Company is currently in the process of renewal of the bank facility with Industrial Bank. Both parties have agreed to use the property of SK’s new manufacturing plant as security for the new bank facility. The new bank facility is expected to become effective after the title deed for the new manufacturing plant is obtained.

19.	AMENDMENT TO ARTICLES OF INCORPORATION

On September 30, 2010, the Board of the Company approved an amendment to the Company’s Articles of Incorporation to increase the total number of authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000 shares (the “Amendment”). The Amendment was ratified on September 30, 2010 by the holder of a majority of the Company’s outstanding shares of Common Stock. The Amendment was effective on November 2, 2010, the date on which it was filed with the State of Florida.

20.	SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after December 31, 2010 up through the date we issued the consolidated financial statements. There were no significant subsequent events occurred.

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

Because SK and Shengkai’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SK and Shengkai, comparing its results in the three and six months ended December 31, 2010 to the three and six months ended December 31, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three and six months ended December 31, 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this quarterly report on Form 10-Q. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

Shengkai, the entity through which we run our operations, is a prominent ceramic valve manufacturer. We have more than 16 years of experience and possess a unique method for creating ceramic valves.

We believe that Shengkai is one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics, and is able to produce large-sized ceramic valves with calibers of 150mm or more. Shengkai’s product categories include a broad range of valves in nearly all industries and are sold throughout the People’s Republic of China, to Europe, North America, Middle East and other countries in the Asia-Pacific region. Totaling over 400 customers, Shengkai became a supplier of China Petroleum & Chemical Corporation (“CPCC” or “Sinopec”) in 2005 and a member of the PetroChina Co. Ltd. (“PetroChina”) supply network in 2006. Shengkai is currently the only domestic ceramic valve manufacturer entering the CPCC and PetroChina supply system, after a six-year application process.

Results of Operations

 Comparison of the Three Months Ended December 31, 2010 and 2009

Revenue

Revenue for the three months ended December 31, 2010 was $22,372,827, an increase of $9,830,976 or 78.4% from $12,541,851 for the comparable period in fiscal 2010. The increase was primarily attributable to the fact that our product manufacturing output increased during the three months due to expanded capacity at the new facility, which commenced commercial production in mid-September 2010. The new facility is expected to increase total production capacity to 24,000 sets of ceramic valves per year based on operations of one shift. Should there be a need to increase capacity output, we have the option to add additional shifts at some of the production processes. Total ceramic valves output for the quarter ended December 31, 2010 reached 5,350 sets, compared with 3,498 sets for the quarter ended December 31, 2009. For December 2010, the new plant ran at full capacity based on one-shift operation producing 2,048 sets in the single month.

Ceramic valve is a relatively new technology with a very low market penetration rate compared to traditional metal valves which are currently prevalent in market. Demand for the Company’s ceramic valves has been growing because of the durability and reasonable pricing of our products. Approximately 95.1% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the past three months. The electric power industry still contributes significantly to our revenue as it generated approximately 71.3% of total revenue for the three months ended December 31, 2010. Revenue from the electric power industry was approximately $16.0 million for the three months ended December 31, 2010, an increase of approximately $7.3 million or 84.5% from approximately $8.6 million for the comparable period in fiscal 2010. This increase was primarily attributable to the broadening of our customer base and repeated orders from existing customers. Approximately 15% of revenue from the electric power industry for the three-month period was generated from seven new customer accounts.

Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $5.3 million for the three months ended December 31, 2010, an increase of approximately $2.2 million or 71.4% from approximately $3.1 million for the comparable period in fiscal 2010. The increase was primarily due to our continuous efforts to develop the market of the petrochemical and chemical industry. We focus more marketing efforts on the petrochemical and chemical industries because most of their production and supply processes involve highly corrosive and abrasive media or other severe conditions, and therefore ceramic valves are believed the best fit for these sectors because of their superior durability. Approximately 24% of revenue from the petrochemical and chemical industry for the three-month period was generated from two new customer accounts.

Revenue from other industries, including the aluminum and metallurgy industries, was approximately $1.1 million for the three months ended December 31, 2010, an increase of approximately $0.3 million or 38.6% from approximately $0.8 million for the comparable period in fiscal 2010.

Gross Profit

Gross profit for the three months ended December 31, 2010 was $13,250,945, an increase of $5,871,020 or 79.6% compared to $7,379,925 for the comparable period in fiscal 2010. The increase was primarily attributable to the revenue increase. The gross margin for the three months ended December 31, 2010 was 59.2%, compared to 58.8% for the comparable period in fiscal 2010. The variance in gross margin between the two comparison periods was primarily attributed to different product mix sold in each respective period. The average gross margin for our ceramic valve products has been maintained at a relatively stable level.

Selling Expenses

Selling expenses for the three months ended December 31, 2010 was $1,986,395, an increase of $870,017 or 77.9%, from $1,116,378 for the comparable period in fiscal 2010. The major component of selling expenses was commission paid to agents for introducing new sales, which was approximately $1.8 million for the three months ended December 31, 2010, an increase of approximately $0.8 million or 78.4% from approximately $1.0 million for the three months ended December 31, 2009. Selling expenses as a percentage of total sales revenue was about 8.9% for both the three months ended December 31, 2010 and 2009.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended December 31, 2010 were $2,448,367, a decrease of $9,262,478 or 79.1% compared to $11,710,845 for the comparable period in fiscal 2010. The decrease was primarily attributable to the inclusion of a non-cash stock compensation expense of approximately $10.9 million in the G&A expenses for the three months ended December 31, 2009, resulting from the return of shares of common stock to the Company's chief executive officer and principal shareholder because the Company achieved the financial performance thresholds for the fiscal years ended June 30, 2009 and 2008, pursuant to the Securities Escrow Agreements in the June 2008 and July 2008 Financings and amendments thereto. Included in G&A expenses for the three months ended December 31, 2010 was a non-cash charge of $1,200,697, which was the share-based compensation cost on the options to an advisor and to independent directors and management issued on March 31, 2010 and June 22, 2010, under the Company’s 2010 Incentive Stock Plan. The increase in G&A (excluding the non-cash items) over the comparable periods of fiscal 2010 and 2011 was attributable to the increase in cash compensation to independent directors and management staff due to new appointments and hirings as well as expenses incurred for our U.S. capital market-related activities, such as our Nasdaq listing fees. The amortization of land use rights and other intangible assets for the three months ended December 31, 2010 was $274,779, an increase of $45,521 or 19.9% compared to $229,258 for the comparable period in fiscal 2010.

Changes in fair value of instruments

For the three months ended December 31, 2010, the Company incurred non-cash gain in an aggregate amount of approximately $7.6 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815,”Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. Dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended December 31, 2010. Fair value of the instruments was primarily a function of the price of our Common Stock. A decrease in our stock price over the three months resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period.

Provision for Income Taxes

Provision for income taxes for the three months ended December 31, 2010 was $1,568,776, an increase of $181,036 or 13.0% from $1,387,740 for the comparable period in fiscal 2010. Excluding the approximately $1.2 million share-based compensation cost and the approximately $7.6 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $10.0 million for the three months ended December 31, 2010 compared with approximately $5.5 million for the comparable period in fiscal 2010, after adjusting for the approximately $10.9 million stock compensation expense and approximately $15.4 million loss from changes in fair value of instruments. The increase in provision for income taxes was not proportional to the growth in the adjusted income before taxes, attributable to the new preferential income tax rate in calendar 2010. In April 2010, Shengkai, the Company’s operating entity in Tianjin, China, was newly awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, and will receive a 10% refund for the income taxes paid at the standard 25% tax rate for calendar year 2009. The applicable income tax rate was 25% for the comparable period ended December 31, 2009.

Comparison of the Six Months Ended December 31, 2010 and 2009

Revenue

Revenue for the six months ended December 31, 2010 was $39,547,343, an increase of $15,895,323 or 67.2% from $23,652,020 for the comparable period in fiscal 2010. The increase was primarily attributable to the fact that our product manufacturing output increased during the six-month period due to increased equipment and shifts of operation at the old facility and commencement of operations at our new manufacturing facility in mid-September 2010, despite disruptions caused by the relocation of our production facility during September 2010. The construction of our new manufacturing plant was completed in June 2010 and commercial production at this new plant began mid-September 2010. All existing equipment and facilities were moved from the old plant into the new plant as of mid-September 2010. Our headquarters building was also completed in September 2010. The new facility is expected to increase total production capacity to 24,000 sets of ceramic valves per year based on operations of one shift. Should there be a need to increase capacity output, we have the option to add additional shifts at some of the production processes. Total ceramic valves output for the first two quarters of fiscal 2011 ended December 31, 2010 reached 10,059 sets, compared with 6,137 sets for the first two quarters ended December 31, 2009. For December 2010, the new plant ran at full capacity based on one-shift operation, producing 2,048 sets in the single month.

Ceramic valve is a relatively new technology with a very low market penetration rate compared with traditional metal valves which are currently prevalent in market. Demand for the Company’s ceramic valves has been growing because of the durability and reasonable pricing of our products. Approximately 95.5% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the past six months. The electric power industry still contributes significantly to our revenue, approximately 68.7% of total revenue for the six months ended December 31, 2010. Revenue from the electric power industry was approximately $27.2 million for the six months ended December 31, 2010, an increase of approximately $10.7 million or 65.4% from approximately $16.4 million for the comparable period in fiscal 2010. The increase was primarily attributable to the broadening of our customer base and repeated orders from existing customers. Approximately 20% of revenue from the electric power industry for the six-month period was generated from twenty new customer accounts.

Revenue from the petrochemical and chemical industry, our biggest potential market, was approximately $10.6 million for the six months ended December 31, 2010, an increase of approximately $4.8 million or 82.1% from approximately $5.8 million for the comparable period in fiscal 2010. The increase was primarily due to our continuous efforts to develop the market of the petrochemical and chemical industry. We focus more marketing efforts on the petrochemical and chemical industries because most of their production and supply processes involve highly corrosive and abrasive media or other severe conditions, and therefore ceramic valves are believed the best fit for these sectors because of their superior durability. Approximately 29% of revenue from the petrochemical and chemical industry for the six-month period was generated from fourteen new customer accounts.

Revenue from other industries, including the aluminum and metallurgy industries, was approximately $1.8 million for the six months ended December 31, 2010, an increase of approximately $0.4 million or 27.0% from approximately $1.4 million for the comparable period in fiscal 2010.

Gross Profit

Gross profit for the six months ended December 31, 2010 was $23,205,033, an increase of $9,035,030 or 63.8% compared to $14,170,003 for the comparable period in fiscal 2010. The increase was primarily attributable to the revenue increase. The gross margin for the six months ended December 31, 2010 was 58.7%, compared to 59.9% for the comparable period in fiscal 2010. Included in total sales for the first quarter of fiscal 2011 were approximately $1 million in sales of ceramic valve components, which have a gross margin closer to the industry norm in China and much lower than our higher value-added ceramic valve products, dragging down the average gross margin in the period. This large quantity order for valve components was made together with an order for ceramic valves as a package deal from one particular export customer. Such a large quantity of valve component sales is not expected to recur on a regular basis in future. The average gross margin for our ceramic valve products has been maintained at a relatively stable level.

Selling Expenses

Selling expenses for the six months ended December 31, 2010 was $3,588,967, an increase of $1,470,977 or 69.5%, from $2,117,990 for the comparable period in fiscal 2010. The major component of selling expenses was commission paid to agents for introducing new sales, which was approximately $3.2 million for the six months ended December 31, 2010, an increase of approximately $1.4 million or 77.8% from approximately $1.8 million for the six months ended December 31, 2009. Selling expenses as a percentage of total sales revenue slightly increased to 9.1% for the six months ended December 31, 2010 from 9.0% for the comparable period in fiscal 2010.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the six months ended December 31, 2010 were $4,510,013, a decrease of 7,948,560 or 63.8% compared to $12,458,573 for the comparable period in fiscal 2010. The decrease was primarily attributable to the inclusion of a non-cash stock compensation expense of approximately $10.9 million in the G&A expenses for the six months ended December 31, 2009, resulting from the return of shares of common stock to the Company's chief executive officer and principal shareholder, because the Company achieved the financial performance thresholds for the fiscal years ended June 30, 2009 and 2008, pursuant to the Securities Escrow Agreements in the June 2008 and July 2008 Financings and amendments thereto. Included in G&A expenses for the six months ended December 31, 2010 was a non-cash charge of $2,233,261, which was the share-based compensation cost on the options to an advisor and to independent directors and management issued on March 31, 2010 and June 22, 2010, under the Company’s 2010 Incentive Stock Plan. The increase in G&A (excluding the non-cash items) over the comparable periods of fiscal 2010 and 2011 was attributable to the increase in cash compensation to independent directors and management staff due to new appointments and hirings, as well as expenses incurred in our U.S. capital market-related activities, such as Nasdaq listing fees and costs for participation in investment conferences. The amortization of land use rights and other intangible assets for the six months ended December 31, 2010 was $506,685, an increase of $39,086 or 8.4% compared to $467,599 for the comparable period in fiscal 2010.

Changes in fair value of instruments

For the six months ended December 31, 2010, the Company incurred non-cash gain in an aggregate amount of approximately $29.3 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815,”Derivative and Hedging”(“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. Dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the six months ended December 31, 2010. Fair value of the instruments was primarily a function of the price of our Common Stock. A decrease in our stock price over the six months resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period.

Provision for Income Taxes

Provision for income taxes for the six months ended December 31, 2010 was $2,695,027, an increase of $27,284 or 1.0% from $2,667,743 for the comparable period in fiscal 2010. Excluding the approximately $2.2 million share-based compensation cost and the approximately $29.3 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $17.4 million for the six months ended December 31, 2010 compared with approximately $10.9 million for the comparable period in fiscal 2010, after adjusting for the approximately $10.9 million stock compensation expense and approximately $22.3 million loss from changes in fair value of instruments. The increase in provision for income taxes was not proportional to the growth in the adjusted income before taxes, attributable to the new preferential income tax rate in calendar 2010. In April 2010, Shengkai, the Company’s operating entity in Tianjin, China, was newly awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, and will receive a 10% refund for the income taxes paid at the standard 25% tax rate for calendar year 2009. The applicable income tax rate was 25% for the comparable period ended December 31, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended December 31, 2010 was $20,995,182 and increased to $42,127,337 by the end of the period, an increase of $21,132,155 or 100.7%.  The increase was primarily attributable to the net proceeds from the public offering closed by the end of calendar 2010 and internal cash flows generated from operations, offset by progressive payments made for our recently completed new manufacturing facility and office building.

Net cash provided by operating activities

Net cash provided by operating activities was $10,122,411 for the six months ended December 31, 2010, an increase of $508,963 or 5.3% from $9,613,448 for the comparable period in fiscal 2010. The adjusted net income, after deducting the non-cash gain from changes in fair value of instruments and adding back the non-cash share-based compensation cost, was $14,735,511 for the six months ended December 31, 2010, an increase of $6,541,985 or 79.8% from $8,193,526 for the comparable period in fiscal 2010. The increase in net cash inflow from operations was primarily attributable to the higher net income, in spite of larger working capital used between the two comparable periods in fiscal 2011 and fiscal 2010, as reflected by increased cash used in trade receivables and other receivables, inventories, notes payable and advances from customers over the six months ended December 31, 2009 and 2010, respectively.

Net cash used in investing activities

Net cash used in investing activities was $7,172,062 for the six months ended December 31, 2010, compared to $11,471,748 for the six months ended December 31, 2009, a decrease of $4,299,686 or 37.5%. The change was primarily attributable to the decrease in restricted cash during the six months ended December 31, 2010.

Net cash provided by financing activities

Net cash provided by operating activities was $17,466,689 for the six months ended December 31, 2010, attributable to the proceeds from issuance of common stock in the public offering during the period, net of offering costs. There was no net cash provided by or used in financing activities for the six months ended December 31, 2009.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, China and the bid price was approximately $1.8 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company due to pay the bid price in full by March 25, 2009. The land was purchased with plans to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled $33,568,637

(RMB224,909,871), of which $30,178,131 (RMB202,193,479)  had been paid as of December 31, 2010. The balance of $3,390,506 (RMB22,716,392) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance. Certain equipment and machinery contracts have also been executed, total amount of which was approximately $15,776,060 (RMB105,699,600), of which $13,545,391  (RMB 90,754,120) had been paid as of December 31, 2010. The balance of $2,230,669 (RMB 14,945,480) will substantially be settled by the end of March, 2011, with certain amount to be held from payment as warranty deposit till approximately one year after installation. Expenditures committed under certain utility installation and related auxiliary engineering projects totaled $3,591,950 (RMB24,066,062), which had been fully paid as of December 31, 2010.

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

The following table summarizes our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$5,621,175	$5,621,175	$-	-

(1) Capital expenditures are commitments for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 16 - Commitments and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters’ building. The total amount of executed contracts was $33,568,637 (RMB224,909,871), of which $30,178,131  (RMB202,193,479)  had been paid as of December 31, 2010. The construction of both the manufacturing facility and the headquarters’ building were substantially completed in September 2010. The Company has also executed certain equipment and machinery contracts totaling $15,776,060 (RMB105,699,600), of which $13,545,391  (RMB 90,754,120) had been paid as of December 31, 2010.

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

The Company is currently in the process of renewal of the line of credit with Industrial Bank. Both parties have agreed to use the property of SK’s new manufacturing plant as security for the new line of credit. The new line of credit is expected to become effective after the title deed for the new manufacturing plant is obtained.

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

Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144 (now known as "ASC 360"). The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

Fair Value of Financial Instruments

FASB ASC 820 (formerly SFAS No. 157 Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Accounting guidance on fair value measurement and disclosures permits entities to choose to measure many financial instruments and certain other items at fair value. It was effective for our fiscal year beginning July 1, 2009. Upon its adoption and at this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis in future periods.

Revenue recognition

Revenue represents the invoiced value of goods sold and is recognized upon the delivery of goods to customers, net of value added tax (“VAT”). Revenue is recognized when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

Intangible assets

Intangible assets represent land use rights, patent rights and other assets (such as use of software) in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years commencing from the date of acquisition of equitable interest. Patent rights are carried at cost and amortized on a straight-line basis over the period of rights of 10 years commencing from the date of acquisition of equitable interest. Others are software costs which are carried at cost and amortized on a straight-line basis over the period from 3 to 10 years.

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (“US$” or “$”), while the functional currency of the Company is Renminbi (“RMB”), as determined based on the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 830 “Foreign Currency Matters”.  The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.  The resulting translation adjustments are recorded as a component of other comprehensive income with in shareholders’ equity.  Gains and losses from foreign currency transactions are included in net income.

New Financial Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20 an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses (“FASB ASC Topic 310”). Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The adoption of such standard did not have a material impact on the Company's consolidated financial statements and disclosures.

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”), The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and David Ming He, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended December 31, 2010. Based upon that evaluation, the Company’s CEO and CFO also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SHENGKAI INNOVATIONS, INC.

Date: February 11, 2011	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer)

Date: February 11, 2011	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer
(principal financial and accounting officer)