Form 10-Q
period 2011-03-31
Shengkai Innovations, Inc.
filed 2011-05-13
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(86)22-5883-8509
(Registrant’s telephone number, including area code)

Not Applicable
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [  ]  No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the Registrant’s common stock outstanding as of May 13, 2011 is 28,306,611 shares of common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	Note	March 31, 2011	June 30, 2010
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents		$50,517,366	$20,995,182
Restricted cash		1,737,923	1,849,958
Accounts receivable		12,977,345	6,490,110
Notes receivable		115,974	73,437
Other receivables	4	1,341,135	325,183
Advances to suppliers		153,692	408,110
Inventories	5	3,350,496	2,556,166
Total Current Assets		70,193,931	32,698,146
Plant and equipment, net	6	44,928,563	6,120,056
Construction in progress		-	25,185,643
Land use rights, net	7	2,511,484	2,480,929
Other intangible assets, net	8	5,525,713	6,001,411
Advances to suppliers for purchase of equipment and construction		9,543,212	12,119,764
TOTAL ASSETS		$132,702,903	$84,605,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	9	1,737,923	2,652,095
Accounts payable		5,091,431	2,848,600
Advances from customers		635,418	1,256,777
Other payables and accrued expenses	10	2,118,417	1,265,198
Income tax payable		1,912,601	1,061,783
Total Current Liabilities		11,495,790	9,084,453
Warrant liabilities		7,766,065	37,424,035
Preferred (conversion option) liabilities		20,108,467	40,378,640
TOTAL LIABILITIES		$39,370,322	$86,887,128

Commitments and Contingencies	16	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	Note	March 31, 2011	June 30, 2010
		(Unaudited)
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 share authorized; 6,987,368 and 6,987,368 issued and outstanding as of March 31, 2011 and June 30, 2010 respectively.	12	$6,987	$6,987
Common stock - $0.001 par value 100,000,000 shares authorized; 27,306,611 and 23,191,165 shares issued and outstanding as of March 31, 2011 and June 30, 2010 respectively.		27,307	23,192
Additional paid-in capital		57,355,184	34,259,304
Statutory reserves		11,196,604	7,081,706
Accumulated loss		18,247,542	(46,686,271)
Accumulated other comprehensive income		6,498,957	3,033,903
TOTAL STOCKHOLDER’S EQUITY		93,332,581	(2,281,179)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$132,702,903	$84,605,949

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars) (Unaudited)

		For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	Note	2011	2010	2011	2010

Revenues		$26,636,369	$14,541,072	$66,183,712	$38,193,092
Cost of sales		(11,451,853)	(5,915,079)	(27,794,163)	(15,397,096)
Gross profit		15,184,516	8,625,993	38,389,549	22,795,996
Operating expenses:
Selling expenses		(2,325,547)	(1,403,775)	(5,914,514)	(3,521,765)
General and administrative expenses		(5,319,344)	(8,131,612)	(9,829,357)	(20,590,185)
Total operating expenses		(7,644,891)	(9,535,387)	(15,743,871)	(24,111,950)
Income (loss) from operations		7,539,625	(909,394)	22,645,678	(1,315,954)
Other income, net		160,066	208,762	217,661	224,357
Interest income, net		106,937	42,091	140,566	350,602
Changes in fair value of instruments - gain/(loss)		21,339,398	(33,678,134)	50,646,533	(55,939,985)
Income (loss) before income taxes		29,146,026	(34,336,675)	73,650,438	(56,680,980)
Income taxes	14	(1,906,700)	(977,763)	(4,601,727)	(3,645,506)
Net income (loss)		27,239,326	(35,314,438)	69,048,711	(60,326,486)
Foreign currency translation adjustment		1,254,302	(25,941)	3,824,630	23,725
Comprehensive income (loss)		$28,493,628	$(35,340,379)	$72,873,341	$(60,302,761)

Basic earnings (loss) per share	15	$1.02	$(1.54)	$2.79	$(2.67)

Diluted earnings (loss) per share	15	$0.73	$(1.54)	$1.91	$(2.67)

Basic weighted average shares outstanding	15	26,794,251	22,985,833	24,746,548	22,582,391

Diluted weighted average shares outstanding	15	37,207,928	22,985,833	36,101,114	22,582,391

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars) (Unaudited)

	For the Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$69,048,711	$(60,326,486)
Depreciation	1,055,894	315,430
Amortization	755,458	687,675
Gain on disposal of plant and equipment	(3,320)
Changes in fair value of instruments – (gain)/loss	(50,646,533)	55,939,985
Share-based compensation - employee options	6,351,696	2,159,429
Stock compensation expense - escrowed shares	-	15,971,920
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(6,121,940)	(2,079,840)
Notes receivable	(41,873)	15,356
Other receivables	(907,745)	160,691
Advances to suppliers	192,572	(438,387)
Inventories	(692,866)	(860,367)
Increase (decrease) in liabilities:
Notes payable	(999,199)	2,278,721
Accounts payable	2,117,933	1,552,294
Advances from customers	(648,322)	649,170
Other payables and accrued expenses	806,187	(99,096)
Income tax payable	800,699	(495,466)
Net cash provided by operating activities	21,067,352	15,431,029

Cash flows from investing activities
Sales proceeds of plant and equipment	517	-
Purchase of property, plant and equipment	(70,553)	(17,486,268)
Payment of construction in progress	(8,035,404)	-
Advance to suppliers for purchase of equipment and construction	(2,146,049)	(11,913,814)
Purchase of intangible assets	(1,966)	(2,625)
Increase (decrease) in restricted cash	175,038	(2,120,563)
Net cash used in investing activities	$(10,078,417)	$(31,523,270)

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Stated in US Dollars) (Unaudited)

	For the Nine Months Ended March 31,
	2010	2009
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	$17,466,689	$-
Net cash provided by financing activities	17,466,689	-

Net cash and cash equivalents sourced	28,455,624	(16,092,241)
Effect of foreign currency translation on cash and cash equivalents	1,066,560	45,744
Cash and cash equivalents–beginning of period	20,995,182	38,988,958
Cash and cash equivalents–end of period	$50,517,366	$22,942,461

Supplementary cash flow information:
Interest received	$140,568	$350,594
Tax paid	$3,801,029	$4,140,972

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of the SKII and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of the SKII and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd and Shengkai (Tianjin) Limited for the periods ended March 31, 2011 and 2010.

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

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by WFOE, was organized as a corporation under the laws of the People’s Republic of China (“PRC”) on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. It has not started operations as of March 31, 2011.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The Company’s consolidated financial statements are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

Accounts receivable are carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expense. The Company sells its products to both agents/distributors and end-users. Normally the Company requires payment on delivery for agents/distributors. Usual credit term to end-user customers is about 1 to 3 months after receipt and acceptance of goods by customers. 5%-10% of total contract price may be retained from payment until the warranty (usually up to 1.5 years) expires. The Company did not provide allowance for doubtful accounts at March 31, 2011 and 2010, respectively, as per the management's judgment based on their best knowledge about the collectability of current balance, the creditability of those customers and satisfactory track record of collection experience.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. The Company has no reserve for inventories for the three and nine months ended March 31, 2011 and 2010.

(m)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	March 31,	June 30,
	2011	2010
Cash on hand	$4,168	$5,348
Bank deposits:
Bank of China	937,243	889,600
Industrial and Commercial Bank of China	331,459	307,818
Industrial Bank Co. Ltd.	201,198	1,326,844
Shanghai Pudong Development Bank	48,493,181	18,043,632
The Hong Kong and Shanghai Banking Corporation Limited	20,841	15,483
JPMorgan Chase Bank	529,276	406,457
	$50,517,366	$20,995,182

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, other receivables, advances to suppliers, accounts payable, notes payable, other payables and accrued expenses and advances from customers, approximate their fair values because of the short maturity of these instruments.

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

The summary of fair values of financial instruments as of March 31, 2011 and June 30, 2010 are as follows:

March 31, 2011
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$7,766,065	$7,766,065	3	Black-Scholes
Embedded conversion liability	$20,108,467	$20,108,467	3

June 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$37,424,035	$37,424,035	3	Black-Scholes
Embedded conversion liability	$40,378,640	$40,378,640	3

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
Beginning balance: Derivative liabilities	$49,213,930	$44,970,815	$77,802,675	$24,199,716
Issuance of derivative warrants	-	-	718,390	-
Conversion from perferred to common	-	(700,062)	-	(2,190,814)
Changes in fair value	(21,339,398)	33,678,134	(50,646,533)	55,939,985
Ending balance: Derivative liabilities	$27,874,532	$77,948,887	$27,874,532	$77,948,887

(o)	Revenue recognition

Revenue represents the invoiced value of goods sold and is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable, and
- Collection is reasonably assured.

There were no sales returns and allowances for the three and nine months ended March 31, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

(p)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market is also reflected in cost of revenues.

(q)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the three and nine months ended March 31, 2011 and 2010 were $0.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Warranty expense

The Company generally provides one year warranty to most customers, or in some cases up to one and a half years. Historically warranty expense has been maintained at a very low percentage of sales revenue; therefore the Company does not accrue, but expenses all warranty expenses as incurred under selling expenses. The Company is closely monitoring warranty expense and will start to accrue it as soon as we identify that warranty expense regularly reaches certain percentage of total revenue. Warranty expenses for the three months ended March 31, 2011 and 2010 were $35,693 and $18,900, and for the nine months ended March 31, 2011 and 2010 were $126,989 and $78,085, respectively.

(s)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the three months ended March 31, 2011 and 2010 were $92,388 and $312,027, and for the nine months ended March 31, 2011 and 2010 were $373,930 and $659,134, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses for the three months ended March 31, 2011 and 2010 were $61,748 and $40,563, and for the nine months ended March 31, 2011 and 2010 were $159,802 and $101,962, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At March 31, 2011 and June 30, 2010, the Company did not have a liability for unrecognized tax benefits.

(w)	Value-added tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts of VAT recoverable included in other receivables on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at March 31, 2011 and June 30, 2010, respectively, which can be used to offset future VAT that is due on sales.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

March 31, 2011
Balance sheet	RMB 6.56010 to US$1.00
Statement of income and comprehensive income (3 months)	RMB 6.58040 to US$1.00
Statement of income and comprehensive income (9 months)	RMB 6.52350 to US$1.00

June 30, 2010
Balance sheet	RMB 6.80860 to US$1.00
Statement of income and comprehensive income	RMB 6.83667 to US$1.00

March 31, 2010
Balance sheet	RMB 6.83610 to US$1.00
Statement of income and comprehensive income (3 months)	RMB 6.80910 to US$1.00
Statement of income and comprehensive income (9 months)	RMB 6.83773 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(y)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at March 31, 2011 and June 30, 2010 amounted to $50,513,198 and $20,989,834, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $11,196,604 and $7,081,706 as at March 31, 2011 and June 30, 2010, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2011 and June 30, 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2011 and June 30, 2010, almost all the Company’s bank deposits were conducted with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

For the three and nine months ended March 31, 2011 and 2010, more than 90% of the Company’s sales were generated from the PRC. In addition, nearly all accounts receivable as of March 31, 2011 and June 30, 2010, also arose in the PRC.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

For the three and nine months ended March 31, 2011 and 2010, there was no single customer who accounts for 10% or more of the Company’s revenue. As at March 31, 2011 and June 30, 2010, there was no customer who accounts for 10% or more of the Company’s accounts receivable.

For the three and nine months ended March 31, 2011 and 2010, there was no single supplier who accounts for 10% or more of the Company’s purchase. As at March 31, 2011 and June 30, 2010, there was no supplier who accounts for 10% or more of the Company’s accounts payable.

4.	OTHER RECEIVABLES

Other receivables consist of the followings:

	March 31, 2011	June 30, 2010

Advance to employees	$27,614	$24,935
Tender deposits	64,254	37,304
Sundry	17,143	32,656
VAT recoverable	1,232,124	230,288
	$1,341,135	$325,183

5.	INVENTORIES

Inventories consist of the followings:

	March 31, 2011	June 30, 2010

Finished goods	$1,047,932	$592,034
Raw materials	2,302,564	1,964,132
	$3,350,496	$2,556,166

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the followings:

	March 31, 2011	June 30, 2010
At cost
Buildings	$36,566,149	$2,119,449
Machinery and equipment	10,032,228	4,598,723
Office equipment	210,974	175,507
Motor vehicles	480,468	507,346
	47,289,819	7,401,025
Less: accumulated depreciation
Buildings	(807,810)	(338,732)
Machinery and equipment	(1,246,383)	(666,345)
Office equipment	(148,084)	(132,066)
Motor vehicles	(158,979)	(143,826)
	(2,361,256)	(1,280,969)
Plant and equipment, net	$44,928,563	$6,120,056

Depreciation expenses included in the cost of sales for the three months ended March 31, 2011 and 2010 were $578,594 and $89,587, and for the nine months ended March 31, 2011 and 2010 were $865,126 and $265,118, respectively. Depreciation expenses included in the general and administrative expenses for the three months ended March 31, 2011 and 2010 were $115,716 and $16,667, and for the nine months ended March 31, 2011 and 2010 were $190,768 and $50,312, respectively.

7.	LAND USE RIGHTS

	March 31, 2011	June 30, 2010

Cost of land use rights	$2,909,380	$2,803,194
Less: Accumulated amortization	(397,896)	(322,265)
Land use rights, net	$2,511,484	$2,480,929

Amortization expenses for land use rights for the three months ended March 31, 2011 and 2010 were $14,502 and $4,478, and for the nine months ended March 31, 2011 and 2010 were $62,519 and $13,418, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2011 (for 1 remaining quarter)	$14,547
2012	58,188
2013	58,188
2014	58,188
2015	58,188
Thereafter	2,264,185
$2,511,484

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

8.	OTHER INTANGIBLE ASSETS

	March 31, 2011	June 30, 2010
At cost:
Patent rights	$7,774,272	$7,490,527
Software	1,597,449	1,537,921
	9,371,721	9,028,448
Less: Accumulated amortization
Patent rights	(3,536,531)	(2,858,219)
Software	(309,477)	(168,818)
	(3,846,008)	(3,027,037)
Other intangible assets, net	$5,525,713	$6,001,411

Amortization expenses for other intangible assets for the three months ended March 31, 2011 and 2010 were $234,271 and $224,843, and for the nine months ended March 31, 2011 and 2010 were $692,939 and $674,257 respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2011 (for 1 remaining quarter)	$234,233
2012	936,925
2013	935,913
2014	935,913
2015	935,913
Thereafter	1,546,816
$5,525,713

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

9.	NOTES PAYABLE

	March 31, 2011	June 30, 2010
Due June 28, 2011	309,538	-
Due June 28, 2011	52,134	-
Due June 28, 2011	42,835	-
Due May 11, 2011	170,120	-
Due March 26, 2011, subsequently repaid on due dates	112,499	-
Due March 26, 2011, subsequently repaid on due dates	709,440	-
Due March 26, 2011, subsequently repaid on due dates	16,920	-
Due March 26, 2011, subsequently repaid on due dates	152,436	-
Due March 26, 2011, subsequently repaid on due dates	160,020	-
Due March 26, 2011, subsequently repaid on due dates	11,981
Due December 30, 2010, subsequently repaid on due dates	-	130,423
Due December 30, 2010, subsequently repaid on due dates	-	53,939
Due December 30, 2010, subsequently repaid on due dates	-	144,055
Due December 28, 2010, subsequently repaid on due dates	-	549,188
Due December 3, 2010, subsequently repaid on due dates	-	25,115
Due December 3, 2010, subsequently repaid on due dates	-	56,840
Due December 3, 2010, subsequently repaid on due dates	-	247,628
Due November 28, 2010, subsequently repaid on due dates	-	29,375
Due November 28, 2010, subsequently repaid on due dates	-	14,687
Due November 28, 2010, subsequently repaid on due dates	-	8,812
Due November 28, 2010, subsequently repaid on due dates	-	20,562
Due November 28, 2010, subsequently repaid on due dates	-	8,812
Due November 28, 2010, subsequently repaid on due dates	-	29,375
Due November 28, 2010, subsequently repaid on due dates	-	28,200
Due October 15, 2010, subsequently repaid on due dates	-	123,814
Due October 14, 2010, subsequently repaid on due dates	-	204,888
Due October 6, 2010, subsequently repaid on due dates	-	19,916
Due October 2, 2010, subsequently repaid on due dates	-	18,653
Due September 15, 2010, subsequently repaid on due dates	-	69,265
Due September 9, 2010, subsequently repaid on due dates	-	2,910

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

9.	NOTES PAYABLE (CONTINUED)

	March 31, 2011	June 30, 2010
Due September 9,2010, subsequently repaid on due dates	-	14,687
Due September 9,2010, subsequently repaid on due dates	-	10,046
Due September 9,2010, subsequently repaid on due dates	-	1,702
Due September 9,2010, subsequently repaid on due dates	-	1,692
Due September 3,2010, subsequently repaid on due dates	-	569,103
Due August 3,2010, subsequently repaid on due dates	-	1,908
Due August 3,2010, subsequently repaid on due dates	-	2,127
Due August 3,2010, subsequently repaid on due dates	-	1,654
Due July 20,2010, subsequently repaid on due dates	-	204,888
Due July 4,2010, subsequently repaid on due dates	-	57,831
Total	$1,737,923	$2,652,095

All the notes payable are subject to bank charges of 0.05% of the face value on each transaction.  Bank charges for notes payable were $31 and $608 for the three months ended March 31, 2011 and 2010, and for the nine months ended March 31, 2011 and 2010 were $795 and $1,747 respectively.

The interest-free notes payable are secured by $1,737,923 and $1,849,958 restricted cash as of March 31, 2011 and June 30, 2010, respectively.

10.	OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2011	June 30, 2010

Commissions payable	$803,741	$441,860
Accrued expenses	195,491	148,334
Deposit for project	732	266,134
Sundry PRC taxes payable	935,227	379,588
Sundry	183,226	29,282
	$2,118,417	$1,265,198

11.	PUBLIC OFFERINGS AND WARRANTS ISSUED IN 2010

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

11.	PUBLIC OFFERINGS AND WARRANTS ISSUED IN 2010 (CONTINUED)

In connection with the public offerings, the Company issued to the Underwriters warrants (the “Underwriters’ Warrants”) to purchase 122,840 and 40,946 shares, respectively, of Common Stock of the Company according to the Underwriting Agreement dated November 19, 2010 and December 17, 2010, respectively. The Underwriters’ Warrants are exercisable in whole or in part at any time and from time to time. The exercise price, expiration date and total number of shares eligible to be purchased with the Underwriters’ Warrants are summarized in the following table:

Number of shares	Exercise price	Contractual term

163,786	$ 6.875	3.0 years

The Company’s functional currency is RMB, which is different from the strike price of the Underwriters’ Warrants denominated in US dollars. According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. Therefore, the Company determined that the Underwriters’ Warrants shall not be considered indexed to the entity’s own stock and accordingly records such Underwriters’ Warrants as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period. See Note 2(n).

No Underwriters’ Warrants have been exercised, forfeited or expired since issuance.

12.	PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

12.	PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

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

The gross proceeds of the transaction were $15 million. The proceeds from the transaction were originally allocated to the Preferred Shares, Warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants were not originally classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions: common stock fair market value of $2.55, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

12.	PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

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

On July 18, 2008 the Company sold 1,971,842 shares of Preferred Shares and stock purchase warrants for cash consideration totaling $5 million dollars (the “July 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased with the Warrants are summarized in the following table:

Series of warrant	Number of shares	Exercise price	Contractual term

Series A	2,366,211	$ 3.52	5.0 years

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

12.	PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

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

The gross proceeds of the transaction were $5 million. The proceeds from the transaction were originally allocated to the Preferred Shares, Warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants were not originally classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions:  common stock fair market value of $2.55, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

12.	PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the warrants issued in June 2008 Financing and July 2008 Financing, the denominated currency of the strike price of which is different from the entity’s functional currency.  According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. The Company’s primary operations are conducted in the PRC through its subsidiary, Tianjin Shengkai Industrial Technology Development Company Limited, and the operating incomes and expenses are transacted in Renminbi (RMB), which is different from the strike price of the warrants, which are denominated in US dollars. Therefore, the Company determined that  warrants shall not be considered indexed to the entity’s own stock and hence adjusted the classification of the Warrants effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by recording the warrants as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings. See Note 2(n).

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the Preferred Shares issued in the June 2008 Financing and July 2008 Financing.  The Certificate of Designations of the Preferred Shares includes a down-round provision pursuant to which, if the Company issues any additional shares of common stock at a per share price of less than $2.5357, the conversion ratio will be adjusted downward to reflect such lesser issued price for the first two years from the initial issuance date of the Preferred Shares. The Company performed a complete assessment of the preferred stock and concluded that the Preferred Shares issued in the June and July 2008 Private Placements is within the scope of ASC 815-40-55-33 due to the down-round provisions included in the terms of the agreements.  Pursuant to ASC 815-40-55-33, the down-round provision precludes the embedded conversion option of the Preferred Shares from being considered indexed to the entity’s own stock. Accordingly, the Company adjusted its accounting effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by bifurcating the embedded conversion option of the Preferred Shares which should be recorded as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings. See Note 2(n).

No Series A Warrants have been exercised, forfeited or expired since issuance.

13.	SHARE-BASED COMPENSATION

The Company’s 2010 Incentive Stock Plan (the “2010 Plan”) adopted by our Board of Directors and approved by our shareholders, permits the grant of incentive stock options, non-statutory stock options, stock awards or restricted stock purchase offer, to our officers, employees, consultants and non-employee directors. The 2010 Plan provides for the issuance of up to 2,211,250 shares of common stock (subject to adjustment for stock split and similar events). Option awards are generally vest in three to four equal installments and have 5 year contractual terms. The Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

13.	SHARE-BASED COMPENSATION (CONTINUED)

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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. Total compensation expense related to the stock options for the three and nine months ended March 31, 2011 was $1,064,435 and $3,286,600, respectively, and were recorded as general and administrative expense.  As of March 31, 2011, there was $6,335,379 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 2010 Plan.  That cost is expected to be recognized over a weighted average period of 1.6 years.  640,375 options have been vested up to March 31, 2011, out of which 73,708 options were vested during the three months then ended.

The fair value of the stock option grant for the three and nine months ended March 31, 2011 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

13.	SHARE-BASED COMPENSATION (CONTINUED)

A summary of the Company’s stock option activity as of March 31, 2011, and changes during the three months then ended is presented in the following table:

	Options	Weighted- Average Exercise Price

Outstanding at December 31, 2010	2,211,250	$7.29
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at March 31, 2011	2,211,250	$7.29
Vested at March 31, 2011	640,375	$7.27

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.13	250,125	4.23	$8.13	-	$-
$3.00	310,000	4.00	$3.00	90,000	$3.00
$7.97	1,651,125	4.00	$7.97	550,375	$7.97
	2,211,250	4.03	$7.29	640,375	$7.27

A summary of the status of the Company’s nonvested shares as of March 31, 2011, and changes during the three months then ended, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2010	1,644,583	$5.64
Granted	-	-
Vested	73,708	5.37
Forfeited	-	-
Nonvested at March 31, 2011	1,570,875	$5.66

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

13.	SHARE-BASED COMPENSATION (CONTINUED)

The Company’s 2011 Incentive Stock Plan (the “2011 Plan”) adopted by our Board of Directors and ratified and approved by our shareholders on March 4, 2011, permits the grant of incentive stock options, non-statutory stock options, stock awards or restricted stock purchase offers, to our officers, employees, consultants and non-employee directors. The 2011 Plan provides for the issuance of up to 2,670,661 shares of common stock (subject to adjustment for stock split and similar events). The Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

On March 18, 2011, our Board of Directors approved to grant an aggregate of 1,200,000 shares of the Company’s common stock as stock awards under the 2011 Plan to certain key employees in order to incentivize them and retain their valued services with the Company. 50% of the approved stock awards were issued on March 18, 2011 and the remaining 50% will be issued six months thereafter.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. The Company estimates fair value of common stock awards based on the number of shares issued and the quoted price of the Company's common stock on the date of issuance. That cost is fully recognized in the consolidated financial statements. Total compensation expense related to the common stock awards for the three and nine months ended March 31, 2011 was $3,054,000 and $3,054,000, respectively, and were recorded as general and administrative expense.

On October 11, 2010 the Company issued to an advisor warrants to purchase 50,000 shares of Common Stock of the Company according to the advisor service agreement dated April 13, 2010. The exercise price, expiration date and number of shares eligible to be purchased with the warrants are summarized in the following table:

Number of shares	Exercise price	Contractual term

50,000	$ 6.31	5.0 years

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 111.7%, the risk-free interest rate of 0.57%, expected dividend yield of 0% and expected life of 5 years. The Company accounts for share-based compensation to nonemployee in accordance with ASC 718. Accordingly, the Company expenses the fair value of the warrants and amortize over the one-year service period from the date of service agreement. Total compensation expense related for the three and nine months ended March 31, 2011 was $62,422 and $241,651, respectively, and was recorded as general and administrative expense.

14.	INCOME TAXES

SKII is registered in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiaries, SK, Shengkai and Shengkai (Tianjin) Trading Ltd. (see Note 1).

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

14.	INCOME TAXES (CONTINUED)

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

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of March 31, 2011, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of March 31, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, as of March 31, 2011, and the Company has not accrued for PRC tax on such basis.  The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  A foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There was no such dividends distributed in the three and nine months ended March 31, 2011 or 2010.

In April 2010, Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the year ended June 30, 2009, we already used income tax rate of 25% to provide and pay for income taxes.  For the period from July 1, 2009 to December 31, 2009, we used income tax rate of 25% to provide and pay for income taxed. After January 1, 2010, we used the preferential income tax rate of 15% to provide and pay for income tax expenses.  We did not record any tax refund receivable as of March 31, 2011 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by the local tax bureau. Income taxes payable was $1,912,601 and $1,061,783 at March 31, 2011 and June 30, 2010, respectively.

Income tax expenses consist of the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
Current	$1,906,700	$977,763	$4,601,727	$3,645,506
Deferred	-	-	-	-
Total	$1,906,700	$977,763	$4,601,727	$3,645,506

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

14.	INCOME TAXES (CONTINUED)

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for three and nine months ended March 31, 2011 and 2010 is as follows:

	For the Three Months Ended March 31,
	2011	2010

Income (loss) before income taxes	$29,146,026	$(34,336,675)
Income (loss) before income taxes from non- Chinese headquarters and subsidiaries	16,434,691	(40,571,743)
Income before income taxes from Chinese subsidiaries	12,711,335	6,235,068

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	3,177,834	1,558,767
Preferential tax rate effect of 10% on Shengkai for the period ended March 31, 2011	(1,271,134)	(623,507)
Permanent difference	-	42,503
	$1,906,700	$977,763

	For the Nine Months Ended March 31,
	2011	2010

Income (loss) before income taxes	$73,650,438	$(56,680,980)
Income (loss) before income tax from non-Chinese headquarters and subsidiaries	42,972,277	(73,869,100)
Income before income taxes from Chinese subsidiaries	30,678,161	17,188,120

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	7,669,540	4,297,030
Preferential tax rate effect of 10% on Shengkai for the period ended March 31, 2011	(3,067,813)	(623,507)
Permanent difference	-	(28,017)
	$4,601,727	$3,645,506

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

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

The calculation of the basic and diluted earnings (loss) per share attributable to the common stockholders is based on the following data:
	For the Three Months Ended
	March 31,
	2011	2010
Earnings:

Net income (loss) for the quarter	$27,239,326	$(35,314,438)
Non-cash dividends on convertible preferred stock	-	-

Earnings (loss) for the purpose of basic earnings (loss) per share	$27,239,326	$(35,314,438)

Effect of dilutive potential common stock	-	-

Earnings (loss) for the purpose of dilutive earnings (loss) per share	$27,239,326	$(35,314,438)

Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	26,794,251	22,985,833
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	6,987,368	-
-Exercise of A Warrants	3,288,711	-
-Exercise of options	137,598	-

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	37,207,928	22,985,833

Earnings (loss) per share:

Basic earnings (loss) per share	$1.02	$(1.54)

Dilutive earnings (loss) per share	$0.73	$(1.54)

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

15.	EARNINGS (LOSS) PER SHARE (CONTINUED)

	For the Nine Months Ended
	March 31,
	2011	2010
Earnings:

Net income (loss) for the six months	$69,048,711	$(60,326,486)
Non-cash dividends on convertible preferred stock	-	-

Earnings (loss) for the purpose of basic earnings (loss) per share	$69,048,711	$(60,326,486)

Effect of dilutive potential common stock	-	-

Earnings (loss) for the purpose of dilutive earnings (loss) per share	$69,048,711	$(60,326,486)

Number of shares:

Weighted average number of common stock for the purpose of basic earnings (loss) per share	24,746,548	22,582,391
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	6,987,368	-
-Exercise of A Warrants	4,204,049	-
-Exercise of options	163,149	-

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	36,101,114	22,582,391

Earnings (loss) per share:

Basic earnings (loss) per share	$2.79	$(2.67)

Dilutive earnings (loss) per share	$1.91	$(2.67)

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

16.	COMMITMENTS AND CONTINGENCY

The newly completed manufacturing facility and a headquarters’ building are on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts were executed. The total amount of executed contracts was $34,284,519 (RMB224,909,871), of which $31,673,828 (RMB207,783,479) had been paid as of March 31, 2011. The remaining balance of $2,610,691 (RMB17,126,392) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance.

Certain equipment and machinery contracts for the above-mentioned newly completed manufacturing facility were executed. The total amount of executed contracts was $16,240,774 (RMB106,541,100), of which $14,864,324 (RMB97,511,450) had been paid as of March 31, 2011. The remaining balance of $1,376,450 (RMB9,029,650) primarily represented the amount held from payment as warranty deposit till approximately one year after installation.

The Company has also entered into new equipment purchase orders for further capacity expansion in the new manufacturing facility, total amount of which was approximately $6,551,089 (RMB42,975,800). Payments will substantially be made after installation and acceptance.

17.	SEGMENT INFORMATION

The Company is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Substantially all revenues are generated in the PRC and nearly all identifiable assets of the Company are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the three and nine months ended March 31, 2011 and 2010 in terms of customers' industry classification is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Customer industry	2011	2010	2011	2010
Electric power	$15,553,590	$8,817,101	$42,729,722	$25,250,960
Petrochemical and chemical	8,528,224	5,100,922	19,122,606	10,920,113
Aluminum, metallurgy and others	2,554,555	623,049	4,331,384	2,022,019
Total Sales	$26,636,369	$14,541,072	$66,183,712	$38,193,092

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

18.	AMENDMENT TO ARTICLES OF INCORPORATION

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

19.	SUBSEQUENT EVENTS

On April 13, 2011, the holder of Preferred Shares under the “June 2008 Financing” requested conversion of 1,000,000 Preferred Shares into the Company’s Common Stock for the same amount.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

 As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 23, 2008, the Company ceased to be a shell company and became a holding company of Shun Kun International Limited (“Shun Kun”), a company incorporated under the laws of British Virgin Islands on November 7, 2007.  Shun Kun holds 100% of the equity interests in Shengkai (Tianjin) Limited (“SK”), a wholly foreign owned enterprise (“WFOE”) organized under the laws of the People’s Republic of China (“PRC”), which, in turn, through contractual relationships, controls the business of Tianjin Shengkai Industrial Technology Development Co., Ltd. (“Shengkai”), a PRC company that designs, manufactures and sells ceramic valves.

On June 25, 2010, Shengkai (Tianjin) Trading Ltd., which is wholly owned by SK, was organized as a corporation under the laws of the PRC, with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. Currently, Shengkai (Tianjin) Trading Ltd. has not started any operations.

Because SK and Shengkai’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SK and Shengkai, comparing their business results in the three and nine months ended March 31, 2011 to the three and nine months ended March 31, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended March 31, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements section in this quarterly report on Form 10-Q. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

SK and Shengkai, the entities through which we run our operations, are prominent ceramic valve manufacturers. We have about 17 years of experience and possess a unique method for creating ceramic valves.

We believe that we are one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics, and are able to produce large-sized ceramic valves with calibers of 150mm or more. Our product categories include a broad range of valves in nearly all industries and are sold throughout the PRC, to Europe, North America, Middle East and other countries in the Asia-Pacific region. Totaling over 400 customers, Shengkai became a supplier of China Petroleum & Chemical Corporation (“CPCC” or “Sinopec”) in 2005 and a member of the PetroChina Co. Ltd. (“PetroChina”) supply network in 2006. Shengkai is currently the only domestic ceramic valve manufacturer entering the CPCC and PetroChina supply system, after a six-year application process.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenue

Revenue for the three months ended March 31, 2011 was $26,636,369, an increase of $12,095,297 or 83.2% from $14,541,072 for the comparable period in fiscal 2010. The increase was primarily attributable to our continuous marketing efforts, increased customer demand and expanded capacity at the new facility, which commenced commercial production in mid-September 2010. The new facility increases our total production capacity to 24,000 sets of ceramic valves per year based on one-shift operation. During the three months ended March 31, 2011, in order to meet market demands for our ceramic valve products, we added additional shifts to increase our capacity output. Total ceramic valves output for the quarter ended March 31, 2011 reached 6,751 sets, compared with 3,975 sets for the quarter ended March 31, 2010. Ceramic valve is a relatively new technology with a very low market penetration rate compared to traditional metal valves which are currently prevalent in market. Demand for the Company’s ceramic valves has been growing because of the durability and reasonable pricing of our products. Approximately 90.4% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the three months ended March 31, 2011. The electric power industry still contributes significantly to our revenue as it generated approximately 58.4% of total revenue for the three months ended March 31, 2011. Revenue from the electric power industry was approximately $15.6 million for the three months ended March 31, 2011, an increase of approximately $6.7 million or 76.4% from approximately $8.8 million for the comparable period in fiscal 2010. This increase was primarily attributable to the broadening of our customer base and repeat orders from existing customers. Approximately 19% of revenue from the electric power industry for the three-month period was generated from twenty new customer accounts.

Revenue from the petrochemical and chemical industry, our biggest potential market, accounted for approximately 32% of total revenue for the three months ended March 31, 2011. The revenue from the petrochemical and chemical industry was approximately $8.5 million for the three months ended March 31, 2011, an increase of approximately $3.4 million or 67.2% from approximately $5.1 million for the comparable period in fiscal 2010. The increase was primarily due to our continuous efforts to market our products to the petrochemical and chemical industry.

We focus more marketing efforts on the petrochemical and chemical industries because most of their production and supply processes involve highly corrosive and abrasive media or other severe conditions, and therefore we believe that our ceramic valves are a good fit for these sectors because of their superior durability. Approximately 33% of revenue from the petrochemical and chemical industry for the three-month period ended March 31, 2011 was generated from eight new customer accounts.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 9.6% of total revenue for the three months ended March 31, 2011. The revenue for other industries was approximately $2.6 million for the three months ended March 31, 2011, an increase of approximately $1.9 million or 310.0% from approximately $0.6 million for the comparable period in fiscal 2010. The rapid growth in revenue from the other industries was primarily due to the mandatory application of dry dedust technique, as mandated in the Environmental Protection Guide for Developing Circular Economy in Iron and Steel Industry promulgated by the Ministry of Environment Protection of PRC in March 2009 to replace the traditional wet technique used in blast furnace gas cleaning in the iron and steel industry. Iron and steel mills introduced new blast furnace gas cleaning systems, which create a highly abrasive working environment for the valves.  Accordingly, there was a greater need to replace their old valves with more durable ones. Approximately 55% of revenue from the other industries for the three-month period was generated from eleven new customer accounts.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $15,184,516, an increase of $6,558,523 or 76.0% compared to $8,625,993 for the comparable period in fiscal 2010. The increase was primarily attributable to the revenue increase. The gross margin for the three months ended March 31, 2011 was 57.0%, compared to 59.3% for the comparable period in fiscal 2010. The decrease in gross margin between the two comparison periods was primarily attributed to increase in depreciation expenses. For the quarter ended March 31, 2011, construction in progress of approximately $32.7 million was fully transferred to plant and equipment. The corresponding new depreciation expense recorded in cost of goods sold was approximately $0.3 million for the quarter. Apart from this, the average gross margin also varied slightly from quarter to quarter due to different product mix.

Selling Expenses

Selling expenses for the three months ended March 31, 2011 were $2,325,547, an increase of $921,772 or 65.7%, from $1,403,775 for the comparable period in fiscal 2010. The major component of selling expenses was commission paid to agents for introducing new sales, which was approximately $2.1 million for the three months ended March 31, 2011, an increase of approximately $1.0 million or 82.7% from approximately $1.1 million for the three months ended March 31, 2010. Selling expenses as a percentage of total sales revenue decreased to 8.7% for the three months ended March 31, 2011 from 9.7% for the comparable period in fiscal 2010.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2011 were $5,319,344, a decrease of $2,812,268 or 34.6% compared to $8,131,612 for the comparable period in fiscal 2010. The decrease was primarily attributable to the inclusion of a non-cash stock compensation expense of approximately $5.0 million in the G&A expenses for the three months ended March 31, 2010, resulting from the return of shares of common stock to the Company's chief executive officer and principal shareholder because the Company achieved the financial performance thresholds for the fiscal years ended June 30, 2009 and 2008, pursuant to the Securities Escrow Agreements in the June 2008 and July 2008 Financings and amendments thereto. Included in G&A expenses for the three months ended March 31, 2011 was a non-cash charge of $4,118,435, which was the share-based compensation costs on i) the options to an advisor and to independent directors, management and key employees issued on March 31, 2010 and June 22, 2010, under the Company’s 2010 Incentive Stock Plan, and ii) the stock awards to management and key employees issued on March 18, 2011, under the Company’s 2011 Incentive Stock Plan.

The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2010 was $2,159,429.  G&A expenses (excluding the non-cash items) for the three months ended March 31, 2011 were $1,200,909, an increase of $256,923 or 27.2% compared to $943,986 for the comparable period in fiscal 2010. The increase in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2010 and 2011 was primarily attributable to the increase in depreciation costs from $16,708 to $115,716 as a result of the new headquarters building, as well as increase in traveling expenses. The amortization of land use rights and other intangible assets for the three months ended March 31, 2011 was $248,773, an increase of $19,452 or 8.5% compared to $229,321 for the comparable period in fiscal 2010.

Changes in Fair Value of Instruments

For the three months ended March 31, 2011, the Company incurred non-cash gain in an aggregate amount of approximately $21.3 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended March 31, 2011. Fair value of the instruments was primarily a function of the price of our common stock. A decrease in our stock price over the three months resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period. For the comparable period in fiscal 2010, however, the Company recognized a non-cash loss of approximately $33.7 million, due to the increase in our stock price over that period, resulting in an increase in fair value of the instruments.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2011 was $1,906,700, an increase of $928,937 or 95.0% from $977,763 for the comparable period in fiscal 2010. Excluding the approximately $4.1 million share-based compensation cost and the approximately $21.3 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $11.9 million for the three months ended March 31, 2011 compared with approximately $6.5 million for the comparable period in fiscal 2010, after adjusting for the approximately $5.0 million stock compensation expense, approximately $2.2 million share-based compensation cost, and approximately $33.7 million loss from changes in fair value of instruments. In April 2010, Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, and will receive a 10% refund for the income taxes paid at the standard 25% tax rate for calendar year 2009.

Comparison of the Nine Months Ended March 31, 2011 and 2010

Revenue

Revenue for the nine months ended March 31, 2011 was $66,183,712, an increase of $27,990,620 or 73.3% from $38,193,092 for the comparable period in fiscal 2010. The increase was primarily attributable to our continuous marketing efforts, increased customer demand and expanded production capacity during the nine-month period ended March 31, 2011 due to increased equipment and shifts of operation at the old facility and commencement of operations at our new manufacturing facility in mid-September 2010, despite disruptions caused by the relocation of our production facility from the old plant to the new plant during September 2010. The new facility increases our total production capacity to 24,000 sets of ceramic valves per year based on one-shift operation.

During the last quarter of the nine-month period ended March 31, 2011, in order to meet increased market demand for our ceramic valve products, we have added additional shifts at some of the production processes to increase our capacity output. Total ceramic valves output for the nine-month period ended March 31, 2011 reached 16,557 sets, compared with 10,112 sets for the nine-month period ended March 31, 2010.

Ceramic valve is a relatively new technology with a very low market penetration rate compared with traditional metal valves which are currently prevalent in market. Demand for the Company’s ceramic valves has been growing because of the durability and reasonable pricing of our products. Approximately 93.5% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the past nine months. The electric power industry still contributes significantly to our revenue, approximately 64.6% of total revenue for the nine months ended March 31, 2011. Revenue from the electric power industry was approximately $42.7 million for the nine months ended March 31, 2011, an increase of approximately $17.5 million or 69.2% from approximately $25.3 million for the comparable period in fiscal 2010. The increase was primarily attributable to the broadening of our customer base and repeated orders from existing customers. Approximately 20% of revenue from the electric power industry for the nine-month period was generated from twenty-eight new customer accounts.

Revenue from the petrochemical and chemical industry, our biggest potential market, accounted for approximately 28.9% of total revenue for the nine months ended March 31, 2011. The revenue from the petrochemical and chemical industry was approximately $19.1 million for the nine months ended March 31, 2011, an increase of approximately $8.2 million or 75.1% from approximately $10.9 million for the comparable period in fiscal 2010. The increase was primarily due to our continuous efforts to market our products to the petrochemical and chemical industry. We focus more marketing efforts on the petrochemical and chemical industries because most of their production and supply processes involve highly corrosive and abrasive media or other severe conditions, and therefore we believe that our ceramic valves are a good fit for these sectors because of their superior durability. Approximately 31% of revenue from the petrochemical and chemical industry for the nine-month period ended March 31, 2011 was generated from eighteen new customer accounts.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 6.5% of total revenue for the nine months ended March 31, 2011. The revenue for other industries was approximately $4.3 million for the nine months ended March 31, 2011, an increase of approximately $2.3 million or 114.2% from approximately $2.0 million for the comparable period in fiscal 2010. The rapid growth in revenue from the other industries was primarily due to the mandatory application of dry dedust technique, as mandated in the Environmental Protection Guide for Developing Circular Economy in Iron and Steel promulgated by the Ministry of Environment Protection of PRC in March 2009 to replace the traditional wet technique, used in blast furnace gas cleaning in the iron and steel industry. Iron and steel mills introduced new blast furnace gas cleaning systems, which create a highly abrasive working environment for the valves. Accordingly, there was a greater need to replace their old valves with more durable ones. Approximately 40% of revenue from the other industries for the nine-month period was generated from eleven new customer accounts.

Gross Profit

Gross profit for the nine months ended March 31, 2011 was $38,389,549, an increase of $15,593,553 or 68.4% compared to $22,795,996 for the comparable period in fiscal 2010. The increase was primarily attributable to the revenue increase. The gross margin for the nine months ended March 31, 2011 was 58.0%, compared to 59.7% for the comparable period in fiscal 2010. Included in total sales for the first quarter of fiscal 2011 were approximately $1 million in sales of ceramic valve components, which have a gross margin closer to the industry norm in PRC and much lower than our higher value-added ceramic valve products, dragging down the average gross margin in the period. This large quantity order for valve components was made together with an order for ceramic valves as a package deal from one particular export customer. Such a large quantity of valve component sales is not expected to recur on a regular basis in future.

The decrease in gross margin between the two comparison periods was also attributed to increase in depreciation expenses. For the nine month period ended March 31, 2011, construction in progress of approximately $32.7 million was fully transferred to plant and equipment. The corresponding new depreciation expense recorded in cost of goods sold was approximately $0.3 million for the period. Apart from this, the average gross margin also varied slightly from quarter to quarter due to different product mix.

Selling Expenses

Selling expenses for the nine months ended March 31, 2011 were $5,914,514, an increase of $2,392,749 or 67.9%, from $3,521,765 for the comparable period in fiscal 2010. The major component of selling expenses was commission paid to agents for introducing new sales, which was approximately $5.4 million for the nine months ended March 31, 2011, an increase of approximately $2.4 million or 76.9% from approximately $3.1 million for the nine months ended March 31, 2010. Selling expenses as a percentage of total sales revenue slightly decreased to 8.9% for the nine months ended March 31, 2011 from 9.2% for the comparable period in fiscal 2010.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the nine months ended March 31, 2011 were $9,829,357, a decrease of $10,760,828 or 52.3% compared to $20,590,185 for the comparable period in fiscal 2010. The decrease was primarily attributable to the inclusion of a non-cash stock compensation expense of approximately $16.0 million in the G&A expenses for the nine months ended March 31, 2010, resulting from the return of shares of common stock to the Company's chief executive officer and principal shareholder, because the Company achieved the financial performance thresholds for the fiscal years ended June 30, 2009 and 2008, pursuant to the Securities Escrow Agreements in the June 2008 and July 2008 Financings and amendments thereto. Included in G&A expenses for the nine months ended March 31, 2011 was a non-cash charge of $6,351,696, which was the share-based compensation cost on i) the options to an advisor and to independent directors, management and key employees issued on March 31, 2010 and June 22, 2010, under the Company’s 2010 Incentive Stock Plan, and ii) the stock awards to management and key employees issued on March 18, 2011, under the Company’s 2011 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2010 was $2,159,429. G&A expenses (excluding the non-cash items) for the nine months ended March 31, 2011 were $3,477,661, an increase of $1,018,825 or 41.4% compared to $2,458,836 for the comparable period in fiscal 2010. The increase in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2010 and 2011 was attributable to the increase in depreciation costs from $50,312 to $158,040 as a result of the new headquarters building, traveling expenses, cash compensation to independent directors and management staff due to new appointments and hirings, as well as expenses incurred in our U.S. capital market-related activities, such as Nasdaq listing fees and costs for participation in investment conferences. The amortization of land use rights and other intangible assets for the nine months ended March 31, 2011 was $755,458, an increase of $67,783 or 9.9% compared to $687,675 for the comparable period in fiscal 2010.

Changes in Fair Value of Instruments

For the nine months ended March 31, 2011, the Company incurred non-cash gain in an aggregate amount of approximately $50.6 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the nine months ended March 31, 2011. Fair value of the instruments was primarily a function of the price of our common stock. A decrease in our stock price over the nine months resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period.

For the comparable period in fiscal 2010, however, the Company recognized a non-cash loss of approximately $55.9 million, due to the increase in our stock price over that period, resulting in an increase in fair value of the instruments.

Provision for Income Taxes

Provision for income taxes for the nine months ended March 31, 2011 was $4,601,727, an increase of $956,221 or 26.2% from $3,645,506 for the comparable period in fiscal 2010. Excluding the approximately $6.4 million share-based compensation cost and the approximately $50.6 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $29.4 million for the nine months ended March 31, 2011 compared with approximately $17.4 million for the comparable period in fiscal 2010, after adjusting for the approximately $16.0 million stock compensation expense, approximately $2.2 million share-based compensation cost, and approximately $55.9 million loss from changes in fair value of instruments. The increase in provision for income taxes was not proportional to the growth in the adjusted income before taxes, attributable to the new preferential income tax rate in calendar 2010. In April 2010, Shengkai, the Company’s operating entity in Tianjin, PRC, was newly awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, and will receive a 10% refund for the income taxes paid at the standard 25% tax rate for calendar year 2009. The applicable income tax rate was 25% for the period from July 1, 2009 through December 31, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended March 31, 2011 was $20,995,182 and increased to $50,517,366 by the end of the period, an increase of $29,522,184 or 140.6%.  The increase was primarily attributable to the net proceeds from the public offering closed by the end of calendar 2010 and internal cash flows generated from operations, offset by progressive payments made for our recently completed new manufacturing facility and headquarters building.

We believe that after taking into account of our cash position, available bank facilities and cash generated from operating activities, we have adequate working capital to sustain working capital, capital expenditure and milestone payments for the next twelve months. From time to time, we may identify new expansion opportunities for which there will be a need to use cash.

We manage our cash based on thorough consideration of our corporate strategy as well as the macro economic situation. Factors we take into account when managing our cash include interest rates, foreign currency fluctuation as well as the flexibility in executing our acquisition strategy.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $21,067,352 for the nine months ended March 31, 2011, an increase of $5,636,323 or 36.5% from $15,431,029 for the comparable period in fiscal 2010. The adjusted net income, after deducting the non-cash gain from changes in fair value of instruments and adding back the non-cash share-based compensation cost, was $24,753,874 for the nine months ended March 31, 2011, an increase of $11,009,026 or 80.1% from $13,744,848 for the comparable period in fiscal 2010. The increase in net cash inflow from operations was primarily attributable to the higher net income, in spite of larger working capital used between the two comparable periods in fiscal 2011 and fiscal 2010, as reflected by increased cash used in trade receivables and other receivables, inventories, notes payable and advances from customers over the nine months ended March 31, 2011 and 2010, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10,078,417 for the nine months ended March 31, 2011, compared to $31,523,270 for the nine months ended March 31, 2010, a decrease of $21,444,853 or 68.0%. The change was primarily attributable to the less cash payment for capital expenditures incurred during the nine months ended March 31, 2011 compared to same period in fiscal 2010.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $17,466,689 for the nine months ended March 31, 2011, attributable to the proceeds from issuance of common stock in the public offering during the period, net of offering costs. There was no net cash provided by or used in financing activities for the nine months ended March 31, 2010.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, PRC and the bid price was approximately $1.9 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company due to pay the bid price in full by March 25, 2009. The land was purchased with plans to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled $34,284,519 (RMB224,909,871), of which $31,673,828 (RMB207,783,479)  had been paid as of March 31, 2011. The balance of $2,610,691 (RMB17,126,392) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance. Certain equipment and machinery contracts for the above-mentioned newly completed manufacturing facility have also been executed, total amount of which was approximately $16,240,774 (RMB106,541,100), of which $14,864,324 (RMB97,511,450) had been paid as of March 31, 2011. The balance of $1,376,450 (RMB9,029,650) primarily represented the amount held from payment as warranty deposit till approximately one year after installation. Expenditures committed under certain utility installation and related auxiliary engineering projects totaled $3,668,551 (RMB24,066,062), which had been fully paid as of March 31, 2011.

The Company has also executed new equipment purchase contracts for further capacity expansion in the new manufacturing facility, total amount of which was approximately $6,551,089 (RMB42,975,800). Payments will substantially be made after installation and acceptance.

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

The following table summarizes our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$10,538,230	$10,538,230	$-	-

(1) Capital expenditures are commitments for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 16 - Commitments and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters building. The total amount of executed contracts was $34,284,519 (RMB224,909,871), of which $31,673,828 (RMB207,783,479)  had been paid as of March 31, 2011. The construction of both the manufacturing facility and the headquarters building were substantially completed in September 2010. The Company has also executed certain equipment and machinery contracts totaling $16,240,774 (RMB106,541,100), of which $14,864,324 (RMB97,511,450) had been paid as of March 31, 2011. The Company has also entered into new equipment purchase orders for further capacity expansion in the new manufacturing facility, total amount of which was approximately $6,551,089 (RMB42,975,800). Payments will substantially be made after installation and acceptance.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and David Ming He, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2011. Based upon that evaluation, the Company’s CEO and CFO also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.	Risk Factors.

N/A.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

4.1	Shengkai Innovations, Inc. 2011 Incentive Stock Plan*

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

 * Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGKAI INNOVATIONS, INC.

Date: May 13, 2011	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer)

Date: May 13, 2011	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer
(principal financial and accounting officer)