Form 10-K
period 2011-06-30
Shengkai Innovations, Inc.
filed 2011-09-26
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to____________

Commission file number: 001-34587

SHENGKAI INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	11-3737500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 106 Zhonghuan South Road Airport Industrial Park Tianjin, People’s Republic of China	300308
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + (86) 22-5883-8509

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     [  ] Yes     [X] No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [  ] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                          Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes                               [X] No

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates was approximately $53,419,947 based upon the closing price of the common stock ($5.74) as quoted by NASDAQ on December 31, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[  ] Yes                                [  ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of September 22, 2011, there were 33,226,611 issued and outstanding shares of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

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

Currency, exchange rate, and “China” and other references

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the Renminbi. According to the currency exchange website www.xe.com, on September 20, 2011, $1.00 was equivalent to 6.3878 yuan.

References to “PRC” and “China” are to the People’s Republic of China.

References to “Tianjin Shengkai” are to Tianjin Shengkai Industrial Technology Development Co. Ltd., a PRC company that we control.

Unless otherwise specified or required by context, references to “we,” “the Company”, “our” and “us” refer collectively to (i) Shengkai Innovations, Inc., (ii) the subsidiaries of the Company, Shen Kun International Limited, a British Virgin Islands limited liability company (“Shen Kun”), Shengkai (Tianjin) Limited, a wholly foreign-owned enterprise under the laws of the PRC (“SK WFOE”), Shengkai (Tianjin) Trading Ltd., a wholly-owned subsidiary of SK WFOE incorporated under the laws of the PRC, and (iii) Tianjin Shengkai.

References to Tianjin Shengkai’s “registered capital” are to the equity of Tianjin Shengkai, which under PRC law is measured not in terms of shares owned but in terms of the amount of capital that has been contributed to a company by a particular shareholder or all shareholders. The portion of a limited liability company’s total capital contributed by a particular shareholder represents that shareholder’s ownership of the company, and the total amount of capital contributed by all shareholders is the company’s total equity. Capital contributions are made to a company by deposits into a dedicated account in the company’s name, which the company may access in order to meet its financial needs. When a company’s accountant certifies to PRC authorities that a capital contribution has been made and the company has received the necessary government permission to increase its contributed capital, the capital contribution is registered with regulatory authorities and becomes a part of the company’s “registered capital.”

SHENGKAI INNOVATIONS, INC.
FORM 10-K
For the Fiscal Year Ended June 30, 2011

PART I

Item 1.Business.

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

Following the reverse merger transaction, our corporate structure is now as follows:

Shen Kun was incorporated under the laws of the British Virgin Islands on November 7, 2007, and Shen Kun formed SK WFOE under the name “Sheng Kai (Tianjin) Ceramic Valves Co., Ltd.” as a wholly foreign-owned enterprise under the laws of the PRC on April 9, 2008. SK WFOE, one of our operating entities, was subsequently renamed as “Shengkai (Tianjin) Limited” on April 15, 2010.

Tianjin Shengkai, our other operating entity, was organized under the laws of the PRC in June 1994 under the name Tianjin Shengkai Industrial Technology Development Company. Tianjin Shengkai’s business was formerly operated as a collective-owned enterprise. The business was reorganized under the laws of the PRC as a limited liability company under its current name, Tianjin Shengkai Industrial Technology Development Co., Ltd. in April 1999.

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by SK WFOE, was organized as a wholly owned enterprise under the laws of the PRC on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers.

Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. As a result, SK WFOE entered into a series of agreements with Tianjin Shengkai which we believe give us effective control over the business of Tianjin Shengkai, one of the entities through which we now operate our business. These agreements are described above in the section entitled “PRC Restructuring.”

Our executive offices are located at No. 106 Zhonghuan South Road, Airport Industrial Park, Tianjin, PRC 300308, and our telephone number is (86) 22-5883-8509. Our website is www.shengkaiinnovations.com. Information on our website or any other website is not a part of this report.

Reverse Merger and Private Placements

In June and July 2008, we consummated a number of related transactions through which we acquired control of Tianjin Shengkai, a PRC-based company and consummated two private placements for gross proceeds of $15 million and $5 million, respectively (the “Private Placements”).

We acquired control of Tianjin Shengkai through two separate transactions: (i) a restructuring transaction which granted control of Tianjin Shengkai to another PRC entity, SK WFOE, and (ii) a reverse merger transaction transferring control of SK WFOE to the Company. We refer to the restructuring transaction and the reverse merger transaction together as the “Reverse Merger.”

Restructuring Transaction: Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. As a result, SK WFOE entered into a series of agreements with Tianjin Shengkai which we believe gives us effective control over the business of Tianjin Shengkai.

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

PRC Restructuring

The PRC restructuring transaction was effected by the execution of five agreements between SK WFOE, on the one hand, and Tianjin Shengkai (and in some cases the shareholders of Tianjin Shengkai), on the other hand (the “PRC Restructuring Agreements”). Under the laws of the PRC, certain restrictions are placed on round trip investments, which are defined under PRC law as an acquisition of a PRC entity by an offshore special purpose vehicle owned by one or more PRC residents. To comply with these restrictions, in conjunction with the reverse acquisition, we (via our wholly-owned subsidiary, SK WFOE) entered into and consummated certain contractual arrangements with Tianjin Shengkai and their respective shareholders pursuant to which we provide these companies with technology consulting and management services. Through these contractual arrangements, we have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Tianjin Shengkai and operate our business in the PRC through Tianjin Shengkai, we are considered the primary beneficiary of Tianjin Shengkai.

On May 30, 2008, we entered into the following contractual arrangements, each of which is enforceable and valid in accordance with the laws of the PRC:

Consigned Management Agreement

The Consigned Management Agreement, among SK WFOE, Tianjin Shengkai, and all of the shareholders of Tianjin Shengkai, provides that SK WFOE will provide financial, business, technical and human resources management services to Tianjin Shengkai that will enable SK WFOE to control Tianjin Shengkai’s operations, assets and cash flow, and in exchange, Tianjin Shengkai will pay a management fee to SK WFOE equal to 2% of Tianjin Shengkai’s annual revenue. The management fee for each year is due by January 31 of the following year. The term of the agreement is until SK WFOE acquires all of the equity or assets of Tianjin Shengkai.

Technology Service Agreement

The Technology Service Agreement, among SK WFOE, Tianjin Shengkai, and all of the shareholders of Tianjin Shengkai, provides that SK WFOE will provide technology services, including the selection and maintenance of Tianjin Shengkai’s computer hardware and software systems and training of Tianjin Shengkai employees in the use of those systems. SK WFOE will also provide research and development into new formulations of ceramics and methods that will increase the toughness and machinability of ceramics, raise manufacturing ceramic materials burn rate and lower sintering temperature, and lower production costs. The agreement also provides that SK WFOE will train Tianjin Shengkai’s staff to increase productive use of the new equipments and increase Tianjin Shengkai’s overall production capacity.

As consideration for such services, Tianjin Shengkai will pay a technology service fee to SK WFOE equal to 1% of Tianjin Shengkai’s annual revenue. The technology service fee for each year is due by January 31 of the following year. The term of the agreement is until SK WFOE acquires all of the equity or assets of Tianjin Shengkai.

Loan Agreement

The Loan Agreement, among SK WFOE and all of the shareholders of Tianjin Shengkai, provides that SK WFOE will make a loan in the aggregate principal amount of RMB49,000,000 (approximately $7,153,702) to the shareholders of Tianjin Shengkai, each shareholder receiving a share of the loan proceeds proportional to its shareholding in Tianjin Shengkai, and in exchange each shareholder agreed (i) to contribute all of its proceeds from the loan to the registered capital of Tianjin Shengkai in order to increase the registered capital of Tianjin Shengkai, (ii) to cause Tianjin Shengkai to complete the process of registering the increase in its registered capital with PRC regulatory authorities within 30 days after receiving the loan, and (iii) to pledge their equity to SK WFOE under the Equity Pledge Agreement described below.

The loan is repayable at the option of SK WFOE either in cash or by transfer of Tianjin Shengkai equity or all of its assets to SK WFOE. The loan does not bear interest, except that if (x) SK WFOE is able to purchase the equity or assets of Tianjin Shengkai, and (y) the lowest allowable purchase price for that equity or those assets under PRC law is greater than the principal amount of the loan, then, insofar as it is allowable under PRC law, interest will be deemed to have accrued on the loan in an amount equal to the difference between the lowest allowable purchase price for Tianjin Shengkai and the principal amount of the loan. The effect of this interest provision is that, if and when permitted under PRC law, SK WFOE may acquire all of the equity or assets of Tianjin Shengkai by forgiving the loan, without making any further payment.

If the principal amount of the loan is greater than the lowest allowable purchase price for the equity or assets of Tianjin Shengkai under PRC law, then even though one might expect that SK WFOE would be entitled to receive the difference between those two amounts in repayment of the loan, Tianjin Shengkai is not obligated to make such a payment. The effect of this provision is that (insofar as allowable under PRC law) Tianjin Shengkai may satisfy its repayment obligations under the loan by transferring all of its equity or assets to SK WFOE, without making any further payment.

The Loan Agreement also contains agreements from the shareholders of Tianjin Shengkai that during the term of the agreement, they will elect as directors of Tianjin Shengkai only candidates nominated by SK WFOE, and they will use their best efforts to ensure that Tianjin Shengkai does not take certain actions without the prior written consent of SK WFOE, including (i) supplementing or amending its articles of association or bylaws, (ii) changing its registered capital or shareholding structure, (iii) transferring, mortgaging or disposing of any interests in its assets or income, or encumbering its assets or income in a way that would affect SK WFOE’ security interest, (iv) incurring or guaranteeing any debts not incurred in its normal business operations, (v) entering into any material contract (exceeding RMB 3,000,000, or approximately $439,741, in value), unless it is necessary for the company’s normal business operations; (vi) providing any loan or guarantee to any third party; (vii) acquiring or consolidating with any third party, or investing in any third party; and (viii) distributing any dividends to the shareholders in any manner. In addition, the Loan Agreement provides that at SK WFOE’ request, Tianjin Shengkai will promptly distribute all distributable dividends to the shareholders of Tianjin Shengkai.

The funds that SK WFOE used to make the loan came from the proceeds received by us, its indirect parent company, in the Private Placements described in further detail below.

Exclusive Purchase Option Agreement

The Exclusive Purchase Option Agreement, among SK WFOE, Tianjin Shengkai, and all of the shareholders of Tianjin Shengkai, provides that Tianjin Shengkai will grant SK WFOE an irrevocable and exclusive right to purchase all or part of Tianjin Shengkai’s assets, and the shareholders of Tianjin Shengkai will grant SK WFOE an irrevocable and exclusive right to purchase all or part of their equity interests in Tianjin Shengkai. Either right may be exercised by SK WFOE in its sole discretion at any time that the exercise would be permissible under PRC law, and the purchase price for SK WFOE’ acquisition of equity or assets will be the lowest price permissible under PRC law. Tianjin Shengkai and its shareholders are required to execute purchase agreements and related documentation within 30 days of receiving notice from SK WFOE that it intends to exercise its right to purchase.

The Exclusive Purchase Option Agreement contains agreements from Tianjin Shengkai and its shareholders that they will refrain from taking actions, such as voting to dissolve or declaring dividends, that could impair SK WFOE’s security interest in the equity of Tianjin Shengkai or reduce its value. These agreements are substantially the same as those contained in the Loan Agreement described above.

The agreement will remain effective until SK WFOE or its designees have acquired 100% of the equity interests of Tianjin Shengkai or substantially all of the assets of Tianjin Shengkai. The exclusive purchase options were granted under the agreement on May 30, 2008.

Equity Pledge Agreement

The Equity Pledge Agreement, among SK WFOE, Tianjin Shengkai, and all of the shareholders of Tianjin Shengkai, provides that the shareholders of Tianjin Shengkai will pledge all of their equity interests in Tianjin Shengkai to SK WFOE as a guarantee of the performance of the shareholders’ obligations and Tianjin Shengkai’s obligations under each of the other PRC restructuring agreements. The Equity Pledge Agreement contains promises from Tianjin Shengkai and its shareholders that they will refrain from taking actions, such as voting to dissolve or declaring dividends, that could impair SK WFOE’ security interest in the equity of Tianjin Shengkai or reduce its value. These promises are substantially the same as those contained in the Loan Agreement described above.

Under the Equity Pledge Agreement, the shareholders of Tianjin Shengkai have also agreed (i) to cause Tianjin Shengkai to have the pledge recorded at the appropriate office of the PRC Bureau of Industry and Commerce, (ii) to deliver any dividends received from Tianjin Shengkai during the term of the agreement into an escrow account under the supervision of SK WFOE, and (iii) to deliver Tianjin Shengkai’s official shareholder registry and certificate of equity contribution to SK WFOE. Additionally, on July 3, 2008, a Supplementary Agreement to the Equity Pledge was executed to authorize SK WFOE to fully and completely represent all shareholders of Tianjin Shengkai to exercise their shareholder's rights in Tianjin Shengkai, including shareholders’ voting rights at shareholder meetings.

Completion of the PRC Restructuring

The PRC Restructuring Agreements were executed on May 30, 2008. As of June 30, 2011, 100% of the registered capital of SK WFOE had been contributed in accordance with the PRC restructuring agreements.

As a result of the consummation of the PRC Restructuring Agreements above, the contributions of Tianjin Shengkai’s registered capital, and therefore the ownership of Tianjin Shengkai, took the form represented in the table below:

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

On September 16, 2007, the Company entered into a Financial Consulting Agreement (the “Mass Harmony Agreement”) with Mass Harmony Asset Management Limited (“Mass Harmony”). Pursuant to the Mass Harmony Agreement, Mass Harmony received an aggregate of

450,000 shares of common stock and 5% of the gross proceeds of the June 2008 Financing in Warrants, equivalent to warrants exercisable in the aggregate of up to 213,068 shares of our common stock. The services provided by Mass Harmony under the Mass Harmony Agreement include performing initial due diligence on the Company, preparing our business plan, and assisting in the corporate restructuring and financial documentation.

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

•
Investor relations fund. We must maintain an escrow account with $500,000 in connection with monies to be used for investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement described below and was funded at the Closing. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc. As of June 30, 2011, all of the $500,000 had been released back to the Company.

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

As of June 30, 2011, pursuant to the terms of the Securities Escrow Agreement, all shares held in escrow had been released back to the Principal Shareholder.

Investor and Public Relations Escrow Agreement

On June 10, 2008 we entered into and on June 11, 2008 consummated an Investor and Public Relations Agreement with Vision Opportunity China LP and Sichenzia Ross Friedman Ference LLP, as escrow agent. Pursuant to the agreement, $500,000 of the proceeds of the June 2008 Financing was deposited into an escrow account with Sichenzia Ross Friedman LLP for use in investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement described below and was funded at the closing. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc. As of June 30, 2011, all of the $500,000 had been released back to the Company.

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

Lock-Up Agreement

On the Closing Date, we entered into an agreement with various shareholders of Long Sunny Limited and members of the Company’s management under which, in order to induce the Company and the Purchasers to enter into the June 2008 Financing, each of the seven shareholders and managers listed below agreed that (i) they will not sell or transfer any shares of our common stock held as of the Closing Date until at least 12 months after the effective date of the initial registration statement to be filed under the Vision RRA described above, and (ii) for an additional 24 months after the end of that 12 month period, it will not sell or transfer more than one-twelfth of its total shares of that common stock during any one month.

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

Pursuant to the Mass Harmony Agreement dated as of September 16, 2007, Mass Harmony also received 5% of the gross proceeds of the July 2008 Financing in Warrants, equivalent to warrants exercisable in the aggregate of up to 71,023 shares of our common stock. The services provided by Mass Harmony under the Mass Harmony Agreement include performing initial due diligence on the Company, preparing our business plan, and assisting in the corporate restructuring and financial documentation.

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

•
Investor relations fund. We must maintain an escrow account with $500,000 in connection with monies to be used for investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement entered into by and between the Company, Vision Opportunity China LP and Sichenzia Ross Friedman Ference LLP, as escrow agent, dated as of June 10, 2008 and was funded on June 11, 2008. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc.  As of June 30, 2011, all of the $500,000 had been released back to the Company.

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

As of June 30, 2011, pursuant to the terms of the Securities Escrow Agreement, all shares held in escrow had been released back to the Principal Shareholder.

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

Recent Public Offerings

On November 19, 2010, we entered into an underwriting agreement with Maxim Group LLC and Global Hunter Securities, LLC relating to the issuance and sale in a public offering of 2,456,800 shares of the Company’s common stock, at a price of $5.5 per share for an aggregate gross purchase consideration of $13,512,400. The sale and purchase of the shares closed on November 24, 2010.

On December 17, 2010, we entered into another underwriting agreement with Maxim Group LLC and Global Hunter Securities, LLC relating to the issuance and sale in a public offering of 1,058,646 shares of the Company’s common stock, at a price of $5.5 per share for an aggregate gross purchase consideration of $5,822,553. The sale and purchase of the shares closed on December 22, 2010.

The offerings were made pursuant to a prospectus supplement and accompanying prospectus in connection with a takedown from the Company’s shelf registration statement on Form S-3 ((Registration No. 333-167276)  initially filed with the Securities and Exchange Commission on June 3, 2010 and amended on October 21, 2010. The registration statement was declared effective on October 25, 2010.

Subsidiaries

As a result of the Reverse Merger, Shen Kun and SK WFOE are our wholly-owned subsidiaries. Tianjin Shengkai, one of the entities through which we operate our business, currently has no subsidiaries, either wholly-owned or partially-owned.

On June 25, 2010, Shengkai (Tianjin) Trading Ltd., which is wholly owned by SK WFOE, was organized as a corporation under the laws of the PRC, with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. Currently, Shengkai (Tianjin) Trading Ltd. has not started any operations.

Business Overview

We believe that the Company is one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics and is the only valve manufacturer in China who is able to produce large-sized ceramic valves with calibers of 150mm or more. Its product categories include a broad range of valves in all industries that are sold throughout China, to Europe, North America, United Arab Emirates and other countries in the Asia-Pacific region. Totaling over 200 customers, the Company became a supplier of China Petroleum & Chemical Corporation (“CPCC” or “Sinopec”) in 2005; it joined the supply network of China National Petroleum Corporation (“CNPC”) in 2006 and subsequently received a CNPC Certificate of Material Supplier for valve products in 2011. The Company is currently the only domestic ceramic valve manufacturer entering into the Sinopec and CNPC supply system, after a six-year application process.

The Company develops ceramic products with more than 770 types and specifications in 36 series, under 9 categories. Of these, 34 national patents have been obtained for its valve products. Our product won the title of “National Key New Product” four times from

1999-2003 and won a silver medal in the Shanghai International Industry Fair in 2002. In 2003, we obtained API authentication allowing export to North America and the Asia-Pacific region and CE authentication allowing export to EU in 2003.

Presently, the technology of most other domestic and overseas industrial ceramic valves manufacturers limits production to small-bore ball valves. In contrast, we produce a variety of ceramics in every category (gate valve, ball valve, back valve, adjustable valve, cut-off valve and special valve) and produce more than 770 specifications that sustain a maximum pressure level of 42MPa. The largest ceramic valve caliber that the Company is able to make is 1,000mm. Currently, we believe that most other manufacturers in the world primarily produce ceramic ball valves and ceramic adjustable valves with 150mm caliber or less.

Business History

Tianjin Shengkai was established in June 1994 with registered capital of RMB310,000 and an initial business scope covering the production and sales of spray mixtures and ceramic valves. The stock ownership was jointly held by eight shareholders including Wang Chen, the largest shareholder of the company.

In October 1995, Tianjin Shengkai increased its registered capital to RMB1 million through capital and equity increase; Wang Chen contributed RMB810,000 and the remaining shares were held by the other seven shareholders. In November 2000, the registered capital increased to RMB15 million and the company’s business scope was changed to the design, manufacturing and sales of ceramic valves, manufacturing and sales of high-tech ceramic material, technical consultation and service, and export of such products and related technologies.

Overview of Industrial Valve Industry

At present, the world industrial valve industry has been experiencing stable growth and development. According to statistical data in the Freedonia Group’s 2008 report titled “World Industrial Valves to 2011” (the “Freedonia Report”) (available at http://www.freedoniagroup.com/DocumentDetails.aspx?ReferrerId=FG-01&studyid=2297), world industrial valve demand has been growing steadily since 2006 with sales reaching $62.6 billion. The Freedonia Report indicates that world industrial demand for valves will reach $77.55 billion by 2011 and is expected to grow by an additional 23.3% through 2016 with world industrial valve sales reaching $95.65 billion.

The China market for industrial valves has been growing rapidly since 2001. According to the Freedonia Report, sales for Chinese industrial valves were $2.48 billion in 2001 and reached $5.75 billion as of the year end 2006 or a growth rate of 132.1% over this time period. As of the end of 2006, China was the second largest market for industrial valves on a worldwide basis behind the US with market shares of 9.2% and 22.2%, respectively.

The Freedonia Report indicates that Chinese industrial valve sales will reach $10.30 billion by year end 2011 with further growth expected through 2016 with sales reaching $15.75 billion or a growth rate of 52.9% over this time period. Due to the projected increased growth of the Chinese industrial valve market, by 2016 it is anticipated that China will gain significant market share from the US and will represent 16.5% of the overall industrial worldwide valve market versus 19.8% for the US.

Operations of the Company

The Company designs, manufactures and distributes ceramic valves in 36 series under 9 categories, covering almost every general type of valve available for industrial use in the world. Our valve sizes range from 32mm to 1000mm and can withstand pressure up to 42MPa. The company provides a series of services related to industrial ceramic valves, including manufacture, installation and maintenance of general industrial ceramic valves, as well as the design and manufacture of various non-standard ceramic valves as required by customers’ special operating conditions.

Production is comprised of three processes: ceramic piece production, machine-work of ceramic and metal components, and assembly. Currently, the total area of the production plant is approximately 22,000 m2, with 168 sets of machine tools, of which 49 sets are for ceramics, and 119 sets of digitally controlled machine tools for metal components. Ceramic valve output in fiscal year 2011 was 23,298 sets.

Ceramics are friable and non-plastic and can be difficult to process. Additionally, we believe there is no special equipment available for ceramic processing in the world. Nevertheless, the Company has overcome these hurdles by applying the following features to its products:

•	adding zirconia to alumina ceramics to increase toughness and resistance to corrosion;
•	successfully using Martensite transformation toughening technology to increase toughness and reduce deformability; and
•	applying nano-sized powder technology to improve toughness and other features.
•	altering existing metal processors so as to enable us to apply cold-working techniques to its ceramic products.

The Company has developed a solid solution and agent that lowers firing temperature and enhances the homogeneous dispersion of ceramic pulp, applying the theories of solid solution, chemical dispersion and the rational sintering temperature curve. This technology effectively controls the contraction ratio during the ceramic sintering process to greatly improve the success rate of finished products. Currently, the success rate of sintered finished goods of various calibers of our valve products has reached over 95%, and firing temperatures for our products are 80°C-120°C lower than the world standard in the industry.

The Company has also developed various technologies under various temperatures, so as to solve problems that arise from the combination of ceramics and metal with different coefficients of thermal expansion and to ensure that the valves produced are leak-proof. The Company mainly selects ceramic material of partially stabilized zirconia (PSZ), tetragonal zirconia polycrystal (TZP), zirconia-toughened alumina (ZTA) and zirconia toughened mullite (ZTM).

We believe that our ability to produce a comprehensive category of high-quality ceramic products, together with our self-developed ceramic processor, leak-proof valve sealing technology and strong technology development capacity, distinguish us from our domestic and international competitors.

The Company expensed all research and development costs as incurred.  Research and development expenses incurred for the years ended June 30, 2011 and 2010 were $885,694 and $865,098, respectively.

Products

The Company mainly produces industrial ceramic valves with calibers primarily ranging from 150mm to 400mm and the largest up to 1,000mm in various types and in different combinations of ceramic and metal coefficients, depending on their use. Ceramic valves perform significantly better than metal valves due to higher wear resistance, corrosion resistance, and high temperature resistance. We estimate that the average service life of our ceramic valves is at least 10 times of that of comparably-sized metal valves currently in the market.

Customers and Suppliers

Customers

For the year ended June 30, 2011, the Company’s top 10 customers and sales amount were as follows:

Name	Amount (RMB)
Company A	15,436,854
Company B	15,201,218
Company C	15,192,477
Company D	13,045,152
Company E	11,580,546
Company F	10,227,483
Company G	9,958,916
Company H	8,904,200
Company I	8,187,930
Company J	8,061,286

Our top 10 customers contributed approximately 18.67% of total sales in the fiscal year ended June 30, 2011. No customer individually accounted for more than 2.5% of total sales.

Suppliers

For the year ended June 30, 2011, The Company’s top 10 suppliers and purchase amount were as follows:

Name	Amount (RMB)
Company K	19,529,878
Company L	18,280,829
Company M	17,852,974
Company N	16,260,701
Company O	15,646,681
Company P	15,167,910
Company Q	15,016,554
Company R	14,157,778
Company S	13,781,855
Company T	13,775,086

Our top 10 suppliers accounted for approximately 51.69% of total purchases in the fiscal year ended June 30, 2011. No supplier individually accounted for more than 6.9% of total sales.

Marketing and Sales

Marketing and sales efforts have been and will be made to implement the following strategies to achieve our sales objectives:

Targeted marketing: Two marketing departments have been set up for domestic and overseas markets: Department No. 1 is responsible for domestic marketing and engaging in direct sales for regular customers and sales via agents for spot sales. Sales teams are divided by geographical region. Currently, the Company has set up regional distribution offices in Hunan, Jilin, Heilongjiang, Hebei, Jiangxi, Shandong, Hubei, Shanxi, Sichuan, Ningxia and Inner Mongolia and has a distribution network covering almost all provinces in China. Department No. 2 engages in international sales and utilizes foreign agents to conduct sales in international markets. We have obtained relevant approval and authentication to export to Europe, North America, and the Asia-Pacific region.

Strategic transition to new markets: In response to recent business disruptions and changes in the global ceramic valves industry, in the future, the Company will implement a strategic transition away from the low-end markets including the electric power markets, to the high-end oil and chemical markets, both domestically and abroad. The Company has gained qualification to supply to Sinopec and CNPC; In future, it will endeavor to obtain certifications to become supplier to those multinational companies in the global oil and chemical industries.

Sales training: Each member of sales personnel in the company is trained in grass-roots production before starting work, so as to become familiar with production flow and product characteristics. The HR department has prepared a training plan aimed at sales personnel to educate them in sales and product knowledge. To ensure the professionalism of our employees, all of our sales personnel must pass an exam following training before they may start work.

Value-added services: The Company is working to enhance the quality of our before-sales, during sales and after-sales service. Shengkai has developed before-sales technical design service to achieve a perfect connection of product with customer demand.

Competition

Competitive Environment

Currently, the world ceramic valve industry is still in its infancy. Ceramic valves represent a very small proportion in the industrial valve industry.

The Company’s main competitors are manufacturers of metal valves, which currently still represent the majority market share in the valve market. Although the unit price of metal valves is typically cheaper than the unit price of ceramic valves, ceramic valves are more durable than metal valves and as such are more cost-effective than metal valves. Primary Chinese metal valve competitors include Henan Kaifeng High Pressure Valve Co., Ltd., CNNC Sufa Technology Industry Co., Ltd, Neway Valve (Suzhou) Co., Ltd. and Lanzhou High-Pressure Valves Co., Ltd., etc.

Within the ceramic valve industry, the business of our primary ceramic valve competitors is briefly described below:

Cera System GmbH. Primary line of business: high quality ceramic ball valve and ceramic pipeline manufacture. Single equipment is used for structural ceramics production, resulting in few varieties, small caliber and high production cost of ceramic valves.

Fujikin of America, Inc. Primary line of business: semiconductor products and ceramic valves, particularly small ceramic adjustable ball valves. Fujikin specializes in the manufacture of control devices for valves, but it relies primarily on outsourcing for its ceramic valve cores.

Yantai Kingway Flow Control Co., Ltd. Primary line of business: KOWOV brand ceramic ball valves and control valves in addition to electric and pneumatic actuated metal valves.

Xiamen Shengzhong Ceramic Valve Technology Co., Ltd. Primary line of business: series of ceramic components as well as high-quality, small-sized ceramic ball valves, butterfly valves and gate valves.

Many of our international competitors, in particular, have longer operating histories and have more established relationships with customers and end users and are engaged in major markets of general industrial products and cutting edge technology fields. However, with respect to the niche market of ceramic valves manufacture, presently foreign valve manufacturers Cera System and Fujikin have mature production scales for ceramic valves, but they do not make industrial ceramics development and ceramic valve production their main line of business, and they rely on either single-use equipment or outsourcing for production of ceramic components. In China, aside from Shengkai, there are small amount of ceramic valve manufacturers with limited sales volumes, most of which also mainly depend on outsourcing for ceramic pieces.

Our Competitive Advantages

At present, based on our experience in and knowledge of the ceramic valve industry in China, we believe that we are the leading producer of ceramic valves in China. Given our early entry into the ceramic valve market, we believe we enjoy a leading position in China because of our head start in ceramic material technology and valve assembly.

Presently, the technology of other domestic and overseas industrial ceramic valve manufacturers limits their production to small-bore ball valves. In contrast, the Company produces a variety of ceramic valves in every category (gate valve, ball valve, back valve, adjustable valve, cut-off valve and special valve, etc.) and produces more than 770 specifications that sustain a maximum pressure level of 42MPa. The largest ceramic valve caliber produced by the Company is able to make is 1,000mm; currently, we believe that most of other manufacturers in the world only produce ceramic ball valves and ceramic adjustable valves with 150mm caliber or less. We believe that our ability to produce a comprehensive category of high-quality ceramic products, together with our self-developed ceramic processor, leak-proof valve sealing technology and strong technology development capacity, set us apart from our domestic and international competitors.

Our Future Goals

We have the following near-term goals for our company:

•
Develop new technology for the industry. We plan to increase investment in technology development and continue conducting research on engineering structural ceramics that will advance the ceramic industrial valve market.

•	Lower production costs. We plan to digitalize our machinery and streamline our valve production so as to lower the production cost of ceramic valves and hasten their substitution for metal valves.

•	Internationalization. We have started to gain brand awareness in the overseas valve market. As such, we will keep expanding market share in the international market.

•
Strategic transition to new markets. In response to recent business disruptions and changes in the global ceramic valves industry, the Company will implement a strategic transition away from the low-end markets including the electric power markets, to the high-end oil and chemical markets, both domestically and abroad.

Our new manufacturing plant was substantially completed, and commercial production at this new facility officially began in September 2010. Our headquarters building was also completed in September 2010. The new facility increases our annual production capacity to 24,000 sets of ceramic valves based on one-shift operation. Construction funds for the new manufacturing facility was obtained from two private placement transactions in 2008 and from cash flows generated from operations. When we reached 100% production capacity at the new facility during the last two quarters of the fiscal year 2011, we had managed to further increase our production capacity by adding shifts for some of the production processes and also planned to acquire additional machines to support the additional capacity.

In recent months, because of the heightened suspicions on the integrity of Chinese companies, enquiries into the Company’s business and domestic customers mounted by certain shareholders and interested parties without the Company’s approval or endorsement have resulted in severely damaged relations with some of the Company’s important domestic customers. This has resulted in considerable loss of business since June 2011, and a higher turnover in the Company’s sales agents and representatives. Some of the Company’s other customers have seized this opportunity to demand price cuts from the Company. Meanwhile, some of the Company’s competitors also have seized this opportunity to take away our customers.

In response to this situation, management of the Company has decided to phase out its less profitable domestic market segments including the electric power market and focus on expanding its presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices than the domestic Chinese market

The Company plans to substantially raise prices to match industry levels and to reflect its superior product quality. The Company also expects to streamline operations through headcount reduction and other cost-saving measures to conserve capital and reduce the impact of any revenue loss during this transition.

Finally, the Company plans to leverage its self-developed ceramic material technologies to continue in-house and joint research and development of innovative and superior-performance products for the international oil and chemical markets and commit its resources to expanding the acceptance of its products overseas.

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

Technology Development

The Company focuses its technology development on those product areas that have the highest demand, so as to expedite market share expansion of ceramic valves, lower the risks of product development and promotion, and improve the company’s input-output ratio. The Company has also increased investment in nano-ceramics performance enhancement via nano technology, so as to continue to increase the caliber, pressure and temperature scope of ceramic valves (and the displacement of metal valves in the market).

In its newly completed production facility completed in September 2010, the Company has introduced digital-control processing centers that will greatly enhance process precision and efficiency and will improve the overall quality of our valves. The digitalization has also reduced the need for a larger, highly skilled workforce.

Intellectual Property

The Company has certain intellectual property rights as listed below:

Patents

We have applied for and obtained 34 patents in the PRC for the following products:

No.	Utility Models	Utility Models No.	Designer	Application Date	Authorized Announce- ment Date	Owner

1	High temperature and high Pressure ceramic check valves in power station	ZL 200420029890.0	Wang Chen	10/10/2004	2/1/2006	Tianjin Shengkai
2	Preventing slag at the bottom of the wedge and abrasion-resistant ceramic slag-off valves	ZL 200420029889.8	Wang Chen	10/10/2004	2/1/2006	Tianjin Shengkai
3	Anti-fouling ceramic seal discharge valves	ZL 200420029887.9	Wang Chen	10/10/2004	12/7/2005	Tianjin Shengkai
4	Reciprocating sliding dual- plate ceramic sealing valves	ZL 200420029886.4	Wang Chen	10/10/2004	2/1/2006	Tianjin Shengkai
5	New ceramic replica valves	ZL 200420029885.X	Wang Chen	10/10/2004	11/9/2005	Tianjin Shengkai
6	External composite armor plate for tank	ZL 2004 2 0029600.2	Wang Chen	8/24/2004	8/3/2005	Tianjin Shengkai
7	The new V-shaped channel spherical valves	ZL 2004 2 0029601.7	Wang Chen	8/3/2004	8/3/2005	Tianjin Shengkai
8	Cavitation and erosion-resistant high-pressure adjusting valves	ZL 2004 2 0029602.1	Wang Chen	8/24/2004	8/3/2005	Tianjin Shengkai
9	New ceramic three links valves	ZL 2004 2 0029603.6	Wang Chen	8/24/2004	8/3/2005	Tianjin Shengkai
10	Ceramic valves with purge devices	ZL 200820002560	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
11	Throttle ceramic valves	ZL 200820002561.5	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
12	Fast-opening ceramic adjusting valves	ZL 200820002565.3	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
13	Eccentric anti-seize abrasion-resistant spherical valves	ZL 200820002564.9	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
14	Spherical ceramic adjusting valves	ZL 200820002562.X	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
15	Ceramic butterfly valves	ZL 200820002563.4	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
16	Ceramic seal switching valves	ZL 200820002566.8	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
17	Fine-tuning ceramic adjusting valves	ZL 200820002567.2	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai

18	Hemispherical ceramic adjusting valves	ZL 200820002559.8	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
19	Ceramic ball check valves	200920179548.1	Wang Chen	10/12/2009	11/4/2009	Tianjin Shengkai
20	Three links switching ceramic cut-off valves	200920179544.3	Wang Chen	10/12/2009	11/4/2009	Tianjin Shengkai
21	Pneumatic ceramic seal shut-off valve	200920179546.2	Wang Chen	10/12/2009	11/4/2009	Tianjin Shengkai
22	An enhanced ceramic sphere	200920179545.8	Wang Chen	10/12/2009	11/4/2009	Tianjin Shengkai
23	Ceramic ball cut-off valves	200920179547.7	Wang Chen	10/12/2009	9/28/2010	Tianjin Shengkai
24	High pressure ceramic flat gate valve	200920179550.9	Wang Chen	10/12/2009	9/10/2010	Tianjin Shengkai
25	Ceramic seal swing check valves	200920179549.6	Wang Chen	10/12/2009	5/11/2011	Tianjin Shengkai
26	Throttle ceramic cut-off valve	200920179551.3	Wang Chen	10/12/2009	6/22/2011	Tianjin Shengkai
27	Ceramic Liner	201020576395.7	Wang Chen	10/26/2010	5/11/2011	Tianjin Shengkai
28	High Temperature Ceramic Nozzle	201020576411.2	Wang Chen	10/26/2010	5/25/2011	Tianjin Shengkai
29	Ceramic Spray Nozzle	201020576415.0	Wang Chen	10/26/2010	5/11/2011	Tianjin Shengkai
30	Ceramic Piston Pump	201020576428.8	Wang Chen	10/26/2010	6/8/2011	Tianjin Shengkai
31	Ceramic Pump	201020576436.2	Wang Chen	10/26/2010	6/15/2011	Tianjin Shengkai
32	Ceramic Valv Stem	201020576439.6	Wang Chen	10/26/2010	5/4/2011	Tianjin Shengkai
33	Ceramic Plunger	201020576448.5	Wang Chen	10/26/2010	4/27/2011	Tianjin Shengkai
34	Thermocouple Protection	201020576462.5	Wang Chen	10/26/2010	6/8/2011	Tianjin Shengkai

Shengkai has patent applications pending for the following products:

Name	Patent No.	Application Date
Ceramic Butterfly Disc	201120264468.3	7/26/2011
Invisible Rod Knife-shape Ceramic Gate Valve	201120264469.8	7/26/2011
Ceramic Ball used in Corrosive Media	201120264470.0	7/26/2011
Flat Ceramic Gate Valve with Diversion Hole	201120265746.7	7/26/2011
Full-lined Sliding Gate	201120265747.1	7/26/2011
Large-diameter Ball Valve Structure	201120265748.6	7/26/2011
Coat Ceramic Ball	201120265749.0	7/26/2011
High Pressure Fixed Ceramic Ball Valve	201120265750.3	7/26/2011
High Pressure Valve in Coal-chemical System	201120265771.5	7/26/2011
Ceramic Plug Valve	201120265773.4	7/26/2011
Ceramic Valve Ball Machining Tooling	201120265774.9	7/26/2011
Ceramic Disc Grinding Cylindrical Fixture	201120265775.3	7/26/2011
Anti-body Deformation of the Large-diameter Gate Valve	201120265772.x	7/26/2011

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
			Tianjin Shengkai	2/21/2002 to 2/20/2012
No.4152529
No.2: black clear lacquer, chinaware silver lacquer, platinum glaze for brightening ceramic materials, ceramic coating, white dye or paint, non-viscous chemical coating, within and external walls of bright water-soluble spray plastic, metal anti-rust formulations, metal used protection formulations, ceramic materials with paint, antirust oil
			Tianjin Shengkai	5/7/2007 to 5/6/2017
	No.4152532	No.20: non-metallic valves, non-metallic ball valves, plastic water pipe valves, plastic drip valves	Tianjin Shengkai	5/7/2007 to 5/6/2017
No.4152527
No.7:   mud pumps for petroleum, power station boilers and auxiliary equipments, centrifugal pumps, pumps, valves, the flap valves, pressure valves and give up valves, hydraulic valves, control valves, engine nozzles, electrostatic industrial equipments, conveyor
			Tianjin Shengkai	10/14/2006 to 10/13/2016
No.4152528
No.6:   Armored plates, metallic valves (non-machinery parts), metallic ceramics, metallic drip valves, metallic pipes, metallic water pipes, metallic spray-head, metallic nozzles, metallic piping elbows
			Tianjin Shengkai	10/14/2006 to 10/13/2016
No.4152533
No.11: slag of furnace automatic transmission installations, valves steam heating equipments, taps, plumbing plugs, sewer equipments, plumbing modulator switches, water equipments, air purification equipments and machinery, gas purification devices, ionizing air handling equipments, flues, flues in chimney, air filtration equipments
			Tianjin Shengkai	10/14/2006 to 10/13/2016

Shengkai has registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
“Ceramicvalve.net”	Tianjin Shengkai	4/13/2007	4/13/2012 (extended from 4/13/2011)
“Shengkai.com”	Tianjin Shengkai	N/A	6/15/2014 (extended from 6/15/2010)
“Shengkaiinnovations.com”	Shengkai Innovations, Inc.	11/13/2009	11/23/2011
	Tianjin Shengkai	4/13/2007	4/13/2012 (extended from 4/13/2011)
	Tianjin Shengkai	4/16/2007	4/16/2012 (extended from 4/16/2011)
	Tianjin Shengkai	4/13/2007	4/13/2012 (extended from 4/13/2011)
	Tianjin Shengkai	4/13/2007	4/13/2012 (extended from 4/13/2011)
	Tianjin Shengkai	4/13/2007	4/13/2012 (extended from 4/13/2011)
	Tianjin Shengkai	4/13/2007	4/13/2012 (extended from 4/13/2011)

Employees

As of September 20, 2011, Shengkai had 186 employees, 85 of which possess a diploma over junior college level, representing 45.7% of the work force recruited. We currently have 8 senior-level professionals and 16 mid-level professionals with undergraduate or higher degrees.

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

In the year ended June 30, 2011, our average compensation per employee per month was RMB4,000, or approximately $630. We also pay benefits in the form of social security insurance fees for employees required such insurance under PRC law.

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
Regulations on Safety Supervision for Special Equipment

On March 11, 2003, the State Council issued Regulations on Safety Supervision for Special Equipment (“Special Equipment Regulations”) with came into effect on June 1, 2003 and was amended on January 24, 2009. According to Special Equipment Regulations, an enterprise, which manufactures elements for pressure pipeline, such as valves, is required to obtain the manufacture license of special equipment issued by competent special equipment safety supervision authorities before relevant business operations.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by the MOFCOM and the National Development and Reform Commission or the NDRC in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. The PRC Subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is primarily governed by a series of regulations, including the Regulations on Exchange Control of the PRC (2008), and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of the SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), foreign invested enterprises (“FIEs”), such as SK WFOE, may purchase foreign exchange without the approval of the SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from the SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

(i)	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

(iv)	Regulations on Exchange Control of the PRC (2008)

(v)	Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996)

Under these regulations, FIE in the PRC may pay dividends only out of the FIE’s profits, if any, after the payment of its enterprise income tax and contributions to its reserve fund, employee bonus and welfare fund and enterprise development fund at percentages that are decided by its board of directors; and such net profits shall be distributed in proportion to the contributions to the registered capital of the parties to the venture. Moreover, the registered capital contribution of an FIE must be fully paid before any profit or dividend of the FIE is remitted abroad; where the registered capital contribution of an FIE is not been fully paid due to special circumstances, profits or dividends of the FIE can be remitted abroad only if approvals from competent authorities have been obtained; furthermore, an FIE may only remit profits or dividends abroad at authorized banks and must comply with certain procedural requirements, such as providing the Foreign Invested Enterprise Foreign Exchange Registration Certificate, the resolution of the board of directors for the distribution of profits, the capital verification report issued by certified public accountants, the audit report and the tax payment documentation, etc.

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, the SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to the Notice 142, FIEs shall obtain verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi. The Notice 142 provides that the Renminbi capital converted from foreign currency registered capital of a FIE may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC, unless it is provided for otherwise. In addition, on July 18, 2011, the SAFE issued a supplementary notice of Notice 142 to address further explanation on the related conducting rules of Notice 142, which became effective as of August 1, 2011.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

On October 21, 2005, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005; and on May 20, 2011, the SAFE issued the specific conducting rules of Notice 75 namely Operating Rules for Fund-raising and Return Investment Activities of Domestic Residents through Special Purpose Companies, which became effective as of

July 1, 2011. SAFE Notice 75 states that PRC residents, whether natural or legal persons, must register with the relevant local SAFE branch prior to establishing or taking control of an offshore entity established for the purpose of overseas equity financing involving onshore assets or equity interests held by them. The term “PRC legal person residents” as used in SAFE Notice 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in SAFE Notice 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit.

PRC residents are required to complete amended registrations with the local SAFE branch upon: (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local SAFE branch within 30 days of any material change in the shareholding or capital of the offshore entity, such as changes in share capital, share transfers and long-term equity or debt investments or, providing security, and these changes do not relate to return investment activities. PRC residents who have already organized or gained control of offshore entities that have made onshore investments in the PRC before SAFE Notice 75 was promulgated must register their shareholdings in the offshore entities with the local SAFE branch on or before March 31, 2006.

Under SAFE Notice 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under SAFE Notice 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress, approved and promulgated the EIT Law, which took effect on January 1, 2008. Under the EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council of the PRC issued Circular 39, providing that the enterprises that had been approved to enjoy a low tax rate prior to the promulgation of the EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the EIT Law, the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, and 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate was changed to 25% beginning on January 1, 2008.

Under the EIT Law, enterprises are classified as “resident enterprise” and “non-resident enterprise” and an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. On December 6, 2007, the State Council promulgated the implementation rules to the EIT Law, which also became effective on January 1, 2008 and define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Regarding the Determination of PRC-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or SAT Circular 82. SAT Circular 82 provides certain specific criteria for determining whether the "de facto management body" of a PRC-controlled offshore-incorporated enterprise is located in the PRC. “PRC-controlled offshore enterprise” refers to an enterprise which is formed and registered abroad by an enterprise or enterprise group located in the PRC as the major controlling investor under the law of a foreign country (region).

According to the SAT Circular 82, a PRC-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having "de facto management body" in the PRC only if all of the following conditions set forth in the SAT Circular 82 are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise's financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise's primary assets, accounting books and records, company seals, and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

Furthermore, a PRC-controlled enterprise may file a resident enterprise application to the competent tax authority of the place where its de facto management body or where the major PRC investor is located, and the competent tax authority shall, after the preliminary examination, report, level by level, its identity of resident enterprise to the State Administration of Taxation for confirmation. If an overseas PRC-controlled enterprise fails to file a resident enterprise application, the competent tax authority of the place where its major PRC investor is located may make a preliminary judgment about whether it is a PRC resident enterprise according to the information available to it, and report to the State Administration of Taxation for confirmation.

Although SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals, the determining criteria set forth in the SAT Circular 82 may reflect the State Administration of Taxation's general position on how the "de facto management body" test may be applied in determining the tax resident status of offshore enterprises.

Currently, the tax resident status of an enterprise is subject to determination by the competent PRC tax authorities and uncertainties remain with respect to the interpretation of the term "de facto management body" as applicable to our offshore entities, we may be considered a resident enterprise. If the PRC tax authorities determine that we are “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. Firstly, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Secondly, dividends paid to us from our PRC Subsidiary may qualify as “tax-exempt income”, but we cannot guarantee that such dividends will not be subject to PRC withholding tax. In addition, it could result in a situation in which a 10% PRC tax is imposed on dividends we pay to our non-PRC shareholders and gains derived by our non-PRC shareholders from transferring our shares, if such income is considered PRC-sourced income by the relevant PRC authorities.

According to Notice of the State Administration of Taxation on Issuing the Interim Measures for the Administration of Source-based Withholding of Enterprise Income Tax on Non-resident Enterprise (No. 3 [2009] of the State Administration of Taxation), the source-based withholding shall apply to the incomes from return on equity investment such as dividends and bonuses, interest, rents, royalties, income from assignment of property and other incomes subject to the enterprise income tax derived from the PRC by non-resident enterprise, and the entities or individuals which are directly liable to make the relevant payments to the non-resident enterprises under the relevant legal or contractual provisions shall be the withholding agents; where the withholding agent failed to withhold or cannot perform the withholding obligations, the non-resident enterprise shall, within seven days after the payment or payment due for the dividends, file enterprise incoming tax to the competent tax authorities; where both parties to an equity transfer transaction which is conducted outside the PRC are non-resident enterprise, the non-resident enterprise which obtains the income shall fine file a tax return to the competent tax authority of the enterprise whose equity interests are transferred. The enterprise whose equity interests are transferred shall assist the tax authority in taxing the non-resident enterprise; where the non-enterprise again fails to pay tax within a certain time limit under a tax authority’s warning notice, the competent tax authority has the right to collect the enterprise incoming tax and charge late-payment surcharges from the non-enterprise’s income from other project(s) and its payable person in China, and send a Notice of Tax-related Matters, other income projects and it payable person is liable for the payable tax and overdue fine.

In such event, we may be required to withhold a 10% PRC tax on any dividends paid to non-resident investors. In addition, non-resident investors may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our shares if such non-resident investors and the gain satisfy the requirements under the EIT Law and its implementing rules, and we would not have an obligation to withhold income tax in respect of such gains.

If the PRC tax authorities determine that we are non-resident enterprises, dividends paid to us from our PRC Subsidiary will be subject to PRC withholding tax. The EIT Law and the implementing rules of the EIT Law provide that (A) an income tax rate of 25% will normally be applicable to non-resident enterprises which (i) have establishments or premises of business inside the PRC, and (ii) the income in connection with their establishment or premises of business is sourced from the PRC or the income is earned outside the PRC but has actual connection with their establishments or places of business inside the PRC, and (B) an income tax rate of 10% will be applicable to non-resident enterprises which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

On December 10, 2009, the SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Equity Transfers by Non-PRC Resident Enterprises, or SAT Circular 698 with retroactive effect from January 1, 2008. Under SAT Circular 698, if a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by disposition of the equity interests of an overseas holding company, or Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5%, or (ii) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, shall report to the PRC competent tax authority of the PRC resident enterprise this Indirect Transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding, or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at a rate of up to 10%. SAT Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction. On March 28, 2011, the SAT released SAT Public Notice 24 to clarify several issues related to Circular 698. SAT Public Notice 24 became effective on April 1, 2011. According to SAT Public Notice 24, the term “effective tax” refers to the effective tax on the gain derived from disposition of the equity interests of an overseas holding company; and the term “does not impose income tax” refers to the cases where the gain derived from disposition of the equity interests of an overseas holding company is not subject to income tax in the country/region where the overseas holding company is a resident. There is uncertainty as to the application of SAT Circular 698. If SAT Circular 698 was determined by the tax authorities to be applicable to us and our non-resident investors, we and our non-resident investors may be required to expend valuable resources to comply with this circular or to establish that we or our non-resident investors should not be taxed under SAT Circular 698, which may adversely affect us or our non-resident investors.

Regulations of Overseas Investments and Listings

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the CSRC, the SASAC, the SAT, the SAIC and the SAFE, jointly amended and released the M&A Rules, which became effective on September 8, 2006. The M&A Rules are applicable to (i) foreign investors acquire equity interests or subscribe the capital increase of a PRC non-foreign investment company, or (ii) foreign investors establish a foreign investment company to acquire and operate assets of a PRC non-foreign investment company, or acquire assets of a PRC non-foreign investment company to establish a foreign investment company for operating such assets. The M&A Rules requires that, if an overseas company established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to the MOFCOM, rather than local regulators, for approval. The M&A Rules further address that the special purpose vehicle, or “SPV” refers to an offshore company directly or indirectly controlled by a PRC individual or company for the purpose of taking the interests of its domestic company to list on an overseas stock market and further regulate that listing and trading of a SPV on an overseas stock market whose shareholders intend to acquire a PRC company in consideration of the SPV’s equity (“cross-border equity swap” ) shall be subject to the examination and approval of CSRC..

On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by SPVs. Other than documents required to be submitted, no other details with respect to the timing, criteria and process for obtaining any required approval from CSRC have been specified. Therefore, it remains unclear how the M&A Rules or the CSRC procedures will be interpreted, amended and implemented by the relevant authorities.

Environmental Regulations

On December 26, 1989, the Standing Committee of the National People’s Congress issued the Environment Protection Law, setting forth the legal framework for environment protection in the PRC. The Environmental Protection Law requires the State Administration of Environmental Protection to implement uniform supervision and administration of environmental protection standards nationwide and to establish national waste discharge standards. Local environmental protection bureaus are responsible for environmental protection in their jurisdictions and may set stricter local standards which are required to be registered at the State Administration of Environmental Protection. Companies are required to comply with the stricter of the two standards. Enterprises producing environmental contamination and other public hazards must incorporate the relevant environmental protection standards into their planning and establish environmental protection systems. These companies must also adopt effective measures to prevent environmental contamination and hazardous emissions, such as waste gas, waste water, deposits, dusts, pungent gases and radioactive matters as well as noise, vibration and magnetic radiation. Companies discharging contaminated wastes in excess of the discharge standards prescribed by the State Administration of Environmental Protection must pay non-standard discharge fees in accordance with national regulations and be responsible for the applicable remediation. Government authorities may impose different penalties against persons or companies in violation of the environmental protection laws and regulations depending on individual circumstances. Such penalties may include warnings, fines, imposition of deadlines for remediation, orders to cease certain operations, orders to reinstall contamination prevention and remediation facilities that have been removed or left unused, imposition of administrative actions against the responsible persons or orders to close down the company. Where the violation is deemed serious, responsible persons may be required to pay damages, and may be subject to criminal liability.

Regulations Relating to Employee Share Options

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, setting forth the respective requirements for foreign exchange transactions by individuals (both PRC or non−PRC citizens) under either the current account or the capital account. In January 2007, the SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions, such as a PRC citizen’s participation in employee stock ownership plans or share option plans of an overseas publicly listed company. On March 28, 2007, the SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rules. The purpose of the Stock Option Rules is to regulate the foreign exchange administration of PRC domestic individuals who participate in employee stock holding plans and share option plans of overseas listed companies.

According to the Stock Option Rules, if a PRC domestic individual participates in any employee stock ownership plan or share option plan of an overseas listed company, a PRC domestic qualified agent or the PRC subsidiary of such overseas listed company must, among other things, file, on behalf of such individual, an application with the SAFE or its local counterpart to obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with stock holding or share option exercises as PRC domestic individuals may not directly use overseas funds to purchase shares or exercise share options. Concurrent with the filing of such application with the SAFE or its local counterpart, the PRC domestic qualified agent or the PRC subsidiary shall obtain approval from the SAFE or its local counterpart to open a special foreign exchange account at a PRC domestic bank to hold the funds required in connection with the stock purchase or option exercise, any returned principal or profits upon sales of shares, any dividends issued on the stock and any other income or expenditures approved by the SAFE or its local counterpart. The PRC domestic qualified agent or the PRC subsidiary is also required to obtain approval from the SAFE or its local counterpart to open an overseas special foreign exchange account at an overseas trust bank with custody qualifications to hold overseas funds used in connection with any shares purchase.

Many issues with respect to the Stock Option Rules require further interpretation. We and our PRC citizen employees who have been granted share options, or PRC optionees, will be subject to these rules when our company becomes an overseas publicly-listed company. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions. However, as these rules have only been recently promulgated, it is currently unclear as to how these rules will be interpreted and implemented.

Regulation on Intellectual Property Rights

 Patent Law

The National People’s Congress adopted the Patent Law of the People’s Republic of China in 1984, and amended it in 1992, 2000 and 2008, respectively. A patentable invention, utility model or design must meet three conditions: novelty, inventiveness and practical applicability. Patents cannot be granted for scientific discoveries, rules and methods for intellectual activities, methods used to diagnose or treat diseases, animal and plant breeds or substances obtained by means of nuclear transformation. The Patent Office under the State Council is responsible for receiving, examining and approving patent applications. A patent is valid for a twenty-year term in the case of an invention and a ten-year term in the case of a utility model or design, starting from the application date. A third-party user must obtain consent or a proper license from the patent owner to use the patent except for certain specific circumstances provided by law. Otherwise, the use will constitute an infringement of the patent rights.

Trademark Law

Both the PRC Trademark Law, adopted in 1982 and revised in 1993 and 2001, and the Implementation Regulation of the PRC Trademark Law adopted by the State Council in 2002, give protection to the holders of registered trademarks. The Trademark Office, under the authority of the State Administration for Industry and Commerce, handles trademark registrations and grants rights for a term of ten years for registered trademarks, which may be renewed by the Trademark Office. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark for which a registration has been made is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same kind of or similar commodities or services, the application for registration of such trademark may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use. Trademark license agreements must be filed with the Trademark Office or its regional offices.

Regulation on Employment

On June 29, 2007, the National People’s Congress promulgated the Labor Contract Law of PRC, or the Labor Law, which became effective as of January 1, 2008. On September 18, 2008, the PRC State Council issued the PRC Labor Contract Law Implementation Rules, which became effective as of the date of issuance.

Pursuant to the PRC Labor Contract Law and its implementation rules, employers must execute written labor contracts with full-time employees. All employers must compensate their employees with wages equal to at least the local minimum wage standards. All employers are required to establish a system for labor safety and sanitation, strictly abide by state rules and standards and provide employees with workplace safety training. Violations of the PRC Labor Contract Law may result in the imposition of fines and other administrative liabilities. Criminal liability may arise for serious violations.

In addition, employers in the PRC are obliged to provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance and housing funds.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. Our principal approvals, licenses and certificates are set forth below.

Tianjin Shengkai

•	Business License (No. 120191000015144) by Tianjin Administration for Industry and Commerce, valid from June 7, 1994 through May 17, 2024.

•
Organization Code Certificate issued by Tianjin Quality Supervision and Inspection Bureau (code No. 23967678-2, and registration No. Zu Dai Guan 120191-045813), valid from August 24, 2010 through August 23, 2014. The company has passed the 2011 annual inspection.

•
Taxation Registration Certificate (Jin Shui Zheng Zi No. 120115239676782) issued by the Tianjin Economic-Technological Development Area Branch of the State Administration of Taxation on October 30, 2010.

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

•
Tianjin Finance Bureau, Tianjin State Taxation Bureau, Tianjin Local Taxation Bureau and Tianjin Scientific Technology Committee issued the Certificates of High Technology Enterprise (No.2003-011 and No.0612007B5003) to Tianjin Shengkai on June 8, 2009. The valid terms are three years and the expiration date is June 8, 2012.

•	Manufacturer License of Special Equipment (TS2712014-2012) issued by Tianjin Bureau of Quality and Technical Supervision on October 15, 2008, valid through October 14, 2012.

•	Manufacturer License of Special Equipment (TS2710P74-2013) issued by Tianjin Bureau of Quality and Technical Supervision on February 14, 2011, valid through September 29, 2013.

•	CE (No.DGR-0036-QS-516-06) issued by TUV SUD Industrie Service GmbH on November 14, 2006. The expiration date is November 13, 2012.

•	Registration Form for Operators of Foreign Trading (the code No. 00498476, and import & export enterprise code No.1200239676782) issued by Tianjin Commission of Commerce on December 5, 2007.

SK WOFE

•	Business License (No. 120000400054373) by Tianjin Administration for Industry and Commerce, valid from April 9, 2008 through April 8, 2028.

•	Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC (No. of Issuance: 1200032322), approved by Tianjin City People’s Government on March 24, 2008.

•
Taxation Registration Certificate (Jin Shui Zheng Zi No. 12011667149649X) issued by the Tianjin Economic-Technological Development Area Branch of the State Administration of Taxation on April 28, 2010.

•
Organization Code Certificate issued by Tianjin Quality Supervision and Inspection Bureau (code No. 67149649-X, and registration No. Zu Dai Guan 120192-021898), valid from April 23, 2010 through April 22, 2014. The company has passed the 2011 annual inspection.

•
Customs Declaration Registration Certificate for Consignees or Consignors of Import & Export of the PRC Customs (the Certificate code No.1210949067) issued by Tianjin Customs District of the PRC, valid through August 15, 2012.

•	Registration Form for Operators of Foreign Trading (the code No. 01019766, and import & export enterprise code No.120067149649X) issued by Tianjin Commission of Commerce on June 21, 2011.

Shengkai (Tianjin) Trading Ltd.

•	Business License (No. 120192000064551) by Tianjin Administration for Industry and Commerce, valid from June 25, 2010 through June 24, 2100.

•
Organization Code Certificate issued by Tianjin Quality Supervision and Inspection Bureau (code No. 55653836-7, and registration No. Zu Dai Guan 120192-023438), valid from September 15, 2010 through September 14, 2014. The company has passed the 2011 annual inspection.

•
Taxation Registration Certificate (Jin Shui Zheng Zi No. 120116556538367) issued by the Tianjin Economic-Technological Development Area Branch of the State Administration of Taxation on September 19, 2010.

•
Customs Declaration Registration Certificate for Consignees or Consignors of Import & Export of the PRC Customs (the Certificate code No.1207461833) issued by Tianjin Customs District of the PRC, valid through March 10, 2014.

•	Registration Form for Operators of Foreign Trading (the code No. 01007534, and import & export enterprise code No.1200556538367) issued by Tianjin Commission of Commerce on September 21, 2010.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Related to Our Business and Industry

Our new organizational structure makes it difficult for us to evaluate our future business prospects.

Prior to May 30, 2008, our business was operated through Tianjin Shengkai. Under the present structure, although there is no change in personnel, we have agreements with Tianjin Shengkai pursuant to which we manage and derive the profit from Tianjin Shengkai’s business by providing the exclusive supporting services from SK WFOE to Tianjin Shengkai. It is possible that the change in our business structure may impair our ability to operate our business.

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

We manage and operate Tianjin Shengkai, one of our operating entities, through SK WFOE pursuant to the rights its holds under the contractual agreements (the “VIE” Agreements”). By reason of the VIE Agreements, Tianjin Shengkai is a variable interest entity (“VIE”).  Almost all economic benefits and risks arising from Tianjin Shengkai’ s operations are transferred to SK WFOE under these agreements.  Details of the VIE Agreements are set out in the “PRC Restructuring” section.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel, Beijing Deheng Law Offices, has advised us that the VIE Agreements are binding and enforceable under the PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;
•	discontinuing or restricting the operations of SK WFOE or Tianjin Shengkai;
•	imposing conditions or requirements with respect to the VIE Agreements with which SK WFOE or Tianjin Shengkai may not be able to comply;
•	requiring our company to restructure the relevant ownership structure or operations;
•	taking other regulatory or enforcement actions that could adversely affect our company’s business; and
•	revoking the business licenses and/or the licenses or certificates of SK WFOE, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Tianjin Shengkai, which would have a material adverse impact on our business, financial condition and results of operations. If we are unable to restructure our relationship with Tianjin Shengkai in such circumstances, our operations in the valve industries will be materially affected.

Our ability to manage and operate Tianjin Shengkai under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and generate substantially all of our revenues through the VIE Agreements. We depend on Tianjin Shengkai to hold and maintain contracts with our customers.  Our plans for future growth are based substantially on growing the operations of Tianjin Shengkai. However, the VIE Agreements may not be as effective in providing us with control over Tianjin Shengkai as direct ownership.

We do not have any ownership interest in Tianjin Shengkai. Although we have been advised by Beijing Deheng Law Offices, our PRC legal counsel, that each contract under SK WFOE’s contractual arrangements with Tianjin Shengkai is valid, binding and enforceable under current PRC laws and regulations, these contractual arrangements may not be as effective in providing us with control over Tianjin Shengkai as direct ownership of Tianjin Shengkai would be. In addition, Tianjin Shengkai may breach the contractual arrangements. For example, Tianjin Shengkai may decide not to make contractual payments to SK WFOE, and consequently to our company, in accordance with the existing contractual arrangements. In the event of any such breach, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be always effective in light of uncertainties in the PRC legal system.

Therefore, if we are unable to effectively control Tianjin Shengkai, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through legal proceedings pursuant to PRC law. If Tianjin Shengkai or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under the PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in the PRC legal system could limit our ability to enforce the VIE Agreements and protect our interests.

SK WFOE’s contractual arrangements with Tianjin Shengkai and the payment arrangement thereunder may be challenged by the PRC tax authorities and may result in adverse tax consequences to us.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust WFOE’s and/or Tianjin Shengkai’s income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for the PRC tax purposes, of adjustments recorded by Tianjin Shengkai, which could adversely affect us by increasing Tianjin Shengkai’s tax liability without reducing SK WFOE’s tax liability, which could further result in late payment fees and other penalties to Tianjin Shengkai for underpaid taxes.

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

Our principal shareholder, Long Sunny Limited, owns approximately 52.29% of our common stock as of September 20, 2011. As a result, Long Sunny Limited essentially has the ability to elect all of our directors and to approve any action requiring shareholder action, without the vote of any other shareholders.

Because we may require additional financing to expand our operations, our failure to obtain necessary financing may impair our operations.

At June 30, 2011, we had working capital of approximately $70,016,487. Our capital requirements in connection with the development of our business are significant. During the fiscal year ended June 30, 2011, we spent approximately $43,974,587 for the purchase of raw materials and supplies and equipment and other fixed assets, of which $33,736,806 was used to purchase raw materials and supplies and $10,237,781 was used to purchase equipment and other fixed assets.

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

The Company faces two types of competitors: (i) manufacturers of metal valves, which currently still represent the majority market share in the entire valve market, competing with ceramic valves with its lower price; and (ii) Chinese and international companies that are better known and have greater financial resources than we have. Many of the international companies, in particular, have longer operating histories and have more established relationships with customers and end users. Some of our international competitors also may have a greater ability to attract and retain users than we do because they are engaged in major markets of general industrial products and cutting edge technology fields. If our competitors are successful in providing similar or better valve products or make their services easier to access, we could experience a decline in demand for our products.

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

If we fail to effectively manage our growth when our business and operations experience rapid growth, our business and operating results could be harmed.

We had experienced rapid growth in our operations, which had placed significant demands on our management, operational and financial infrastructure. If in future our operations resume rapid growth and we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

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

Since the exercise on August 5, 2009 of a call option agreement entered into on June 9, 2008 by and between Wang Chen and Li Shaoqing, our Chief Executive Officer, Mr. Wang, beneficially owns 52.29% of our common stock through his 100% holding in Long Sunny Limited. As a result, Mr. Wang will be able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Mr. Wang’s interests may differ from that of other shareholders.

Additionally, Mr. Wang and our pending director, Guo Wei, are husband and wife and as such their interests may not be independent from one another.

Our operations may be adversely affected by the unilateral decisionmaking structure of Tianjin Shengkai, the entity through which substantially all of our business is conducted.

Mr. Wang Chen currently serves as executive director of Tianjin Shengkai. Tianjin Shengkai’s Articles of Association provides for its governance by an executive director, instead of a board of directors, to be appointed by Tianjin Shengkai’s shareholders. The PRC Company Act permits PRC companies with a smaller number of shareholders or registered capital to be governed by a sole executive director. Pursuant to Tianjin Shengkai’s Articles of Association, the executive director’s actions are overseen by a supervisor, Guo Chuanji, who holds no interest in the company. Notwithstanding such supervision, the governance of Tianjin Shengkai by a single executive director could result in inadequately vetted business decisions that could negatively affect the performance of our operations.

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
•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to regulate its economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

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

We have used, and in the future we may further use stock options, stock grants and other equity-based incentives, either pursuant to the 2010 and 2011 Incentive Stock Plans or outside of the 2010 and 2011 Incentive Stock Plans, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing shareholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies with respect to the attestation by their independent registered public accountants as to our financial controls, this exception does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor's attestation if our public float exceeds $75 million and we cease to be smaller reporting company. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. As of June 30, 2011, management has concluded that our controls and procedures were effective.  However, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

The issuance and sale of the common stock issuable upon conversion of the Series A Preferred Stock and exercise of warrants could result in a change of control.

If we issue all of the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of warrants, the 12,765,997 shares of common stock so issuable would constitute approximately 27.7% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock become upon conversion of the Series A Preferred Stock pursuant to the anti-dilution and adjustment provisions and pursuant to the liquidated damages provisions of the registration rights agreements executed in connection with the Series A Preferred Stock. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

           Our main office and our manufacturing facilities are located in Tianjin, China, on a plot of land of approximately 43,566.3 square meters in size. We have been issued a Land Use Right Certificate for the land until January 23, 2059 by the municipal government of Tianjin, which may be renewed. The construction of our new manufacturing facility and office building on this land has been substantially completed and we are in the process of applying for the title certificate from the local government. We currently own five buildings and lease one premise as listed below. We believe that our existing facilities are well maintained and in good operating condition.

Our land use rights are set forth below:

Land Use Rights through Grants from Land Management Authority

	Plot A	Plot B
Land No.	No. 01-17-(3)-8	No. 1201104020180020001
Land Use Right Certificate No.	Jin Nan Dan Guo Yong (2001) Geng 2 Zi No.045	Bao Dan Guo Yong (2009) No. 022
User of the Land	Tianjin Shengkai	SK WFOE
Location	Wang Gang Road, Shuangang, Jinnan Economic & Technology Development Area, Tianjin	No. 106 Zhonghuan South Road, Economic Zone, Airport Industrial Park, Tianjin
Usage	Commercial Services	Commercial Services
Area ( m2 )	10,023.0	43,566.3
Form of Acquisition	Grant from related Land Management Authority	Grant from related Land Management Authority
Expiration Date	September 21, 2048	January 23, 2059
Encumbrances	None	None

We currently own the following buildings, as set forth below:

Owned Premises

	Part 1	Part 2	Part 3	Part 4	Part 5
Certificate No.	No. 11230902147
Owner	Shengkai
Location	Wang Gang Road, Shuangang, Jinnan Economic& Technology Development Area, Tianjin
Category	Private
Area (㎡)	931.06	1192.90	493.64	824.74	2691.41
Usage of Design	Industry	Industry	Industry	Industry	Industry
Structure	Mixture	Mixture	Mixture	Mixture	Mixture
Encumbrances	None

We currently lease the following premise.

Leased Premises

No.	Lessor	Location	Term	Rent per Year (USD)
1	Tianjin Development Zone Binhai Investment Service Co., Ltd.	Room 325, Part I, 122 Dongting Road, Tianjin Development Zone	August 17, 2011 to August 16, 2012	$ 617.78

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock has been quoted on NASDAQ Stock Market LLC under the symbol “VALV” since May 25, 2010.  Its common stock previously traded on the NYSE Amex under the symbol “SHE” between December 23, 2009 and May 24, 2010, and was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SKII”, “SOSA,” and “SSAU” prior to December 23, 2009.

The range of high and low prices for the quarters of the last two years ended June 30, 2011 is listed below. The prices are taken from the OTCBB and NASDAQ. The high and low bid prices when the Company was quoted on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Quarter	Low Price	High Price
2010 First Quarter	4.00	2.85
2010 Second Quarter	5.70	3.60
2010 Third Quarter	10.56	5.27
2010 Fourth Quarter	9.00	7.27
2011 First Quarter	8.50	5.90
2011 Second Quarter	7.60	5.50
2011 Third Quarter	6.09	3.38
2011 Fourth Quarter	3.91	1.28

As of September 20, 2011, we had approximately 2,200 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from SK WFOE for our funds and PRC regulations may limit the amount of funds distributed to us from SK WFOE, which will affect our ability to declare any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2010 and 2011 Incentive Stock Plans as of June 30, 2011. On February 8, 2010, the Company’s board of directors and a majority of the Company’s holders of common stock approved establishment of the 2010 Incentive Stock Plan.  On March 4, 2011, the Company’s board of directors and a majority of the Company’s holders of common stock approved establishment of the 2011 Incentive Stock Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,211,250	(1)	$7.29	661	(2)

Equity compensation plans not approved by security holders

Total	2,211,250		$7.29	661

(1) This number only includes shares to be issued upon exercise of outstanding options under the 2010 Incentive Stock Plan and does not include the 2,670,000 shares of common stock awarded to the Company's employees under the 2011 Incentive Stock Plan.

(2) Up to 2,670,661 shares of common stock are authorized to be issued under the 2011 Incentive Stock Plan. As of June 30, 2011, 661 shares of common stock remain available for future issuance under this plan.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

The following selected statement of operations data contains statement of operations data and balance sheet data of the Company for the fiscal years ended June 30, 2011, 2010 and 2009. The statement of operations data and balance sheet data were derived from the audited financial statements. Such financial data should be read in conjunction with the financial statements and the notes to the financial statements starting on page F-1 and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statements of Operation Data

	Twelve months ended June 30,
	2011	2010	2009
Net revenues	$93,451,373	$54,148,954	$39,297,235
Cost of sales	(40,327,502)	(21,916,944)	(15,267,244)

Gross profit	$53,123,871	$32,232,010	$24,029,991
Other miscellaneous income	$-	$-	$112,758
Operating expenses:
Selling	(8,340,307)	(5,093,859)	(3,760,970)
General and administrative	(15,197,301)	(22,502,796)	(2,474,872)

Operating income	$29,586,263	$4,635,355	$17,906,907
Other income, net	318,701	205,498	-
Interest income, net	259,871	387,675	193,149
Changes in fair value of instruments – gain/(loss)	69,692,778	(56,910,599)	-

Income (loss) before income taxes	$99,857,613	$(51,682,071)	$18,100,056
Income taxes	(6,386,854)	(4,703,494)	(4,522,362)

Net income (loss)	$93,470,759	$(56,385,565)	$13,577,694

Balance Sheet Data

	As at June 30,
	2011	2010	2009
Cash and cash equivalents	$59,870,108	$20,995,182	$38,988,958
Working capital	70,016,487	23,613,693	40,990,996
Total assets	141,452,732	84,605,949	60,253,034
Total liabilities	15,561,410	86,887,128	4,746,447
Total shareholders’ equity	125,891,322	(2,281,179)	55,506,587

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2011 and 2010 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

SK WFOE and Tianjin Shengkai, the entities through which we run our operations, are prominent ceramic valve manufacturers. We have more than 17 years of experience and possess a unique method for creating ceramic valves.

We believe that the Company is one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics and is able to produce large-sized ceramic valves with calibers of 6" (150mm) or more. The Company's product portfolio includes a broad range of valves that are sold throughout the PRC, to Europe, North America, Middle East and other countries in the Asia-Pacific region. The Company has over 200 customers, and is the only ceramic valve supplier qualified to supply SINOPEC. The Company joined the supply network of China National Petroleum Corporation (“CNPC”) in 2006 and subsequently received a CNPC Certificate of Material Supplier for valve products in 2011.

Results of Operations

Comparison of the Years Ended June 30, 2011 and 2010

Revenue

Revenue for the fiscal year ended June 30, 2011 was $93,451,373, an increase of $39,302,419 or 72.6% from $54,148,954 for the fiscal year ended June 30, 2010. The increase was primarily attributable to our continuous marketing efforts, increased customer demand and expanded production capacity during the fiscal year ended June 30, 2011. The expansion in production capacity was due to the increase in our equipment and more operation shifts at the old facility and commencement of operations at our new manufacturing facility in mid-September 2010, offset by disruptions caused by the relocation of our production facility from the old plant to the new plant in September 2010. The new facility increased our total production capacity to 24,000 sets of ceramic valves per year based on a one-shift operation schedule. During the second half of the fiscal year ended June 30, 2011, we added additional shifts to increase our capacity output. Total ceramic valves output for the fiscal year ended June 30, 2011 reached 23,298 sets, compared with only 14,376 sets for the fiscal year ended June 30, 2010.

Ceramic valve is a relatively new technology with a very low market penetration rate compared with traditional metal valves which are currently prevalent in market. Demand for the Company’s ceramic valves had been growing because of the durability and reasonable pricing of our products. Approximately 91.1% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the fiscal year ended June 30, 2011, compared with 94.5% for the fiscal year ended June 30, 2010. The electric power industry still contributes significantly to our revenue, accounting for approximately 61.7% of total revenue for the fiscal year ended June 30, 2011, compared with 65.2% for the fiscal year ended June 30, 2010.

Revenue from the electric power industry was $57,670,510 for the fiscal year ended June 30, 2011, an increase of approximately $22,378,980 or 63.4% from $35,291,530 for the fiscal year ended June 30, 2010. The increase was primarily attributable to the broadening of our customer base and repeated orders from existing customers. Approximately 20% of revenue from the electric power industry for the 2011 fiscal year was generated from 28 new customer accounts.

Revenue from the petrochemical and chemical industry, our biggest potential market, accounted for approximately 29.4% of total revenue for the fiscal year ended June 30, 2011, compared with 29.3% for the fiscal year ended June 30, 2010. The revenue from the petrochemical and chemical industry was $27,505,265 for the fiscal year ended June 30, 2011, an increase of $11,618,727 or 73.1% from $15,886,538 for the fiscal year ended June 30, 2010. The increase was primarily due to our continuous efforts to market our products to the petrochemical and chemical industry. We focused more marketing efforts on the petrochemical and chemical industries because most of their production and supply processes involve highly corrosive and abrasive media or other severe conditions, and therefore we believe that our ceramic valves are a good fit for these sectors because of their superior durability. Approximately 25% of revenue from the petrochemical and chemical industry for the year was generated from twenty new customer accounts.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 8.9% of total revenue for the fiscal year ended June 30, 2011, compared with 5.5% for the fiscal year ended June 30, 2010. The revenue for other industries was $8,275,598 for the fiscal year ended June 30, 2011, an increase of $5,304,712 or 178.6% from approximately $2,970,886 for the fiscal year ended June 30, 2010. The rapid growth in revenue from the other industries was primarily due to the mandatory application of dry dedust technique, as mandated in the Environmental Protection Guide for Developing Circular Economy in Iron and Steel promulgated by the Ministry of Environment Protection of PRC in March 2009 to replace the traditional wet technique, used in blast furnace gas cleaning in the iron and steel industry. Iron and steel mills introduced new blast furnace gas cleaning systems, which create a highly abrasive working environment for the valves. Accordingly, there was a greater need to replace their old valves with more durable ones. Approximately 37% of revenue from the other industries for the year was generated from eleven new customer accounts.

In recent months, because of the heightened suspicions on the integrity of PRC companies, enquiries into the Company’s business and domestic customers mounted by certain shareholders and interested parties without the Company’s approval or endorsement have resulted in severely damaged relations with some of the Company’s important domestic customers. This has resulted in considerable loss of business since June 2011, and a higher turnover in the Company’s sales agents and representatives. Some of the Company’s other customers have seized this opportunity to demand price cuts from the Company. Meanwhile, some of the Company’s competitors also have seized this opportunity to take away its customers. In response to this situation, management of the Company has decided to phase out its less profitable domestic market segments including the electric power market and focus on expanding its presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices than the domestic PRC market.

In the immediate future, we expect revenues for the quarter ended September 30, 2011 to fall by as much as 60% compared with the quarter ended June 30, 2011.

Gross Profit

Gross profit for the fiscal year ended June 30, 2011 was $53,123,871, an increase of $20,891,861 or 64.8% compared to $32,232,010 for the fiscal year ended June 30, 2010. The increase was primarily attributable to the revenue increase. The gross profit margin for the fiscal year ended June 30, 2011 was 56.8%, compared to 59.5% for the fiscal year ended June 30, 2010. Included in total sales for the fiscal 2011 were approximately $3.2 million in sales of ceramic valve components and some metal valves , which had a gross margin closer to the industry norm in PRC and much lower than our higher value-added ceramic valve products, dragging down the average gross margin in the year. These orders for valve components and metal valves were made together with orders for ceramic valves as a package deal from a few customers. Such a large quantity of valve component and metal valves sales is not expected to recur on a regular basis in future. The decrease in gross margin between the two comparison periods was also attributed to increase in depreciation expenses and material costs. For the fiscal year ended June 30, 2011, new fixed assets of approximately $49.3 million was added to plant and equipment. The corresponding new depreciation expenses recorded in cost of goods sold was approximately $1.2 million for the year. In the fourth quarter of fiscal 2011, prices for steel raw materials and steel die-casting components had increased by approximately 13% compared with previous quarters.

Due to the anticipated drop in sales revenue as discussed above, we estimate that our gross margin for the quarter ended September 30, 2011 would continue to drop to around 45% because of the fixed nature of depreciation and other expenses and loss of bulk discount in procurement.

Selling Expenses

Selling expenses for the fiscal year ended June 30, 2011 was $8,340,307, an increase of $3,246,448 or 63.7%, from $5,093,859 for the fiscal year ended June 30, 2010. The major component of selling expenses was commissions paid to agents for introducing new sales, which were approximately $7.5 million for the fiscal year ended June 30, 2011, an increase of approximately $3.1 million or 72.7% from approximately $4.4 million for the fiscal year ended June 30, 2010. Selling expenses as a percentage of total sales revenue decreased to 8.9% for the fiscal year ended June 30, 2011 from 9.4% for the fiscal year ended June 30, 2010, primarily attributable to the revenue increase and that most of other selling expenses are relatively fixed in nature. Since commission, the major component of selling expenses, is a fixed percentage of revenue, we expect selling expenses for the future quarters would basically decrease proportionately with the downturn in business.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the fiscal year ended June 30, 2011 were $15,197,301, a decrease of $7,305,495 or 32.5% compared to $22,502,796 for the fiscal year ended June 30, 2010. The decrease was primarily attributable to the inclusion of a non-cash stock compensation expense of approximately $16.0 million in the G&A expenses for the fiscal year ended June 30, 2010, resulting from the return of shares of common stock to the Company's chief executive officer and principal shareholder, because the Company achieved the financial performance thresholds for the fiscal years ended June 30, 2009 and 2008, pursuant to the Securities Escrow Agreements in the June 2008 and July 2008 Financings and amendments thereto. Included in G&A expenses for the fiscal year ended June 30, 2011 was a non-cash charge of $9,674,402, which was the share-based compensation costs on i) the options to an advisor and to independent directors, management and key employees issued on March 31, 2010 and June 22, 2010, under the Company’s 2010 Incentive Stock Plan, and ii) the stock awards to management, key employees and consultants issued in March and June, 2011, under the Company’s 2011 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the fiscal year ended June 30, 2010 was $3,054,332. G&A expenses (excluding the non-cash items) for the fiscal year ended June 30, 2011 were $5,522,899, an increase of $2,046,355 or 58.9% compared to $3,476,544 for the fiscal year ended June 30, 2010. The increase in G&A (excluding the non-cash items) expenses for the fiscal year June 30, 2011 over the fiscal year ended June 30, 2010 was attributable to the increase in depreciation costs from $67,634 to $305,744 as a result of the construction of the new headquarters, traveling expenses, cash compensation to independent directors and management staff due to new appointments and hirings, as well as expenses incurred in our U.S. capital market-related activities, such as Nasdaq listing fees and costs for participation in investment conferences. The amortization of land use rights and other intangible assets for the fiscal year ended June 30, 2011 was $1,005,537, an increase of $88,153 or 9.6% compared to $917,384 for the fiscal year ended June 30, 2010.

Changes in Fair Value of Instruments

For the fiscal year ended June 30, 2011, the Company incurred non-cash gain in an aggregate amount of approximately $69.7 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the fiscal year ended June 30, 2011. Fair value of the instruments was primarily a function of the price of our common stock. A decrease in our stock price over the year resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period.

For the fiscal year ended June 30, 2010, however, the Company recognized a non-cash loss of approximately $56.9 million, due to the increase in our stock price over that year, resulting in an increase in fair value of the instruments.

Provision for Income Taxes

Provision for income tax for the fiscal year ended June 30, 2011 was $6,386,854, an increase of $1,683,360 or 35.8% from $4,703,494 for the fiscal year ended June 30, 2010. Excluding the approximately $9.7 million share-based compensation cost and the approximately $69.7 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $39.8 million for the fiscal year ended June 30, 2011 compared with approximately $24.3 million for the fiscal year ended June 30, 2010, after adjusting for the approximately $16.0 million stock compensation expense, approximately $3.1 million share-based compensation cost, and approximately $56.9 million loss from changes in fair value of instruments. The increase in provision for income taxes was not proportional to the growth in the adjusted income before taxes, attributable to the new preferential income tax rate in calendar 2010. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was newly awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, and will receive a 10% refund for the income taxes paid at the standard 25% tax rate for the calendar year 2009. The applicable income tax rate was 25% for the period from July 1, 2009 through December 31, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents at the beginning of the fiscal year ended June 30, 2011 was $20,995,182 and increased to $59,870,108 by the end of the period, an increase of $38,874,926 or 185.2%. The increase was primarily attributable to the net proceeds from the public offering closed by the end of the calendar year 2010 and internal cash flows generated from operations, offset by progressive payments made for our recently completed new manufacturing facility and headquarters building.

We believe that after taking into account of our current cash position and cash generated from operating activities, we have adequate operating funds to sustain working capital, capital expenditures and milestone payments for the next twelve months. From time to time, we may identify new expansion opportunities, research and development projects and significant marketing initiatives for which there will be a need to use cash.

We manage our cash based on thorough consideration of our corporate strategy, business environment as well as the macro economic situation. Factors we take into account when managing our cash include interest rates, foreign currency fluctuation as well as the flexibility in executing our corporate strategy.

Net cash provided by operating activities

Net cash provided by operating activities was $28,581,818 for the fiscal year ended June 30, 2011, an increase of $7,305,880 or 34.3% from $21,275,938 for the comparable period in fiscal 2010. The adjusted net income, after deducting the non-cash gain from changes in fair value of instruments and adding back the non-cash share-based compensation cost, was $33,452,383 for the fiscal year ended June 30, 2011, an increase of $13,901,097 or 71.1% from $19,551,286 for the fiscal year ended June 30, 2010. The increase in net cash inflow from operations was primarily attributable to the higher adjusted net income, in spite of larger working capital used between the two comparable periods in fiscal 2011 and fiscal 2010, as reflected by increased cash used in accounts receivable, notes receivable and other receivables, notes payable and advances from customers over the fiscal years ended June 30, 2011 and 2010, respectively.

Net cash used in investing activities

Net cash used in investing activities was $9,290,312 for the fiscal year ended June 30, 2011, compared to $39,490,349 for the fiscal year ended June 30, 2010, a decrease of $30,200,037 or 76.5%. The change was primarily attributable to less capital expenditures incurred during the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.

Net cash provided by financing activities

Net cash provided by financing activities was $17,466,689 for the fiscal year ended June 30, 2011, attributable to the proceeds from issuance of common stock in the public offering during the year, net of offering costs. For the fiscal year ended June 30, 2010, the fund of $89,799 was proceeds from exercise of warrants in the year.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land of approximately 43,566.3 square meters in size. The land is located in Tianjin, PRC and the bid price was approximately $1.9 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company due to pay the bid price in full by March 25, 2009. The land was purchased to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled $34,794,225 (RMB224,909,871), of which $32,217,011 (RMB208,250,759) had been paid as of June 30, 2011. The remaining balance of $2,577,214 (RMB16,659,112)  will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance. Certain equipment and machinery contracts for the above-mentioned newly completed manufacturing facility have also been executed, total amount of which was approximately $16,178,759 (RMB104,579,500), of which $15,192,489 (RMB98,204,250) had been paid as of June 30, 2011. The remaining balance of $986,270 (RMB6,375,250) primarily represented the amount held as warranty deposit till approximately one year after installation. Expenditures committed under certain utility installation and related auxiliary engineering projects totaled $3,723,091 (RMB24,066,062), which had been fully paid as of June 30, 2011.

Trends

In response to the recent business disruptions and changes in the global ceramic valves industry as described above, management of the Company has decided to phase out its less profitable domestic market segments including the electric power market and focus on expanding its presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices than the domestic Chinese market. The Company plans to substantially raise prices to match industry levels and to reflect its superior product quality. The Company also expects to streamline operations through headcount reduction and other cost-saving measures to conserve capital and reduce the impact of any revenue loss during this transition. Finally, the Company plans to leverage its self-developed ceramic material technologies to continue in-house and joint research and development of innovative and superior-performance products for the international oil and chemical markets and commit its resources to expanding the acceptance of its products overseas.

As such, we expect that in the immediately following quarter ended September 30, 2011, revenue from the electric power industry would significantly drop, and major contribution to our sales would be from the petrochemical and chemical industry. We estimate that for the quarter ended September 30, 2011, total revenue would fall by as much as 60% sequentially compared with the quarter ended June 30, 2011, and gross margin would drop to around 45%. We expect the Company to run with positive but significantly reduced cash flow from operations. Such decrease may persist until our marketing and sales efforts to some new customers and projects pay off, and the expansion in the international market picks up meaningfully. Successful penetration into international oil and chemical markets would also require the Company to obtain various certifications, including but not limited to ISO14000 and OHSAS 18000 and other firm-specific supplier qualifications, which will take time to go through various application procedures, efforts in new product development and investment in additional or different equipment.

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

The following table summarizes our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$3,563,484	$3,563,484	$-

(1) Capital expenditure is commitment for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 16 - Commitment and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters building. The total amount of executed contracts was $34,794,225 (RMB224,909,871), of which $32,217,011 (RMB208,250,759)  had been paid as of June 30, 2011. The construction of both the manufacturing facility and the headquarters building were substantially completed in September 2010. The Company has also executed certain equipment and machinery contracts totaling $16,178,759 (RMB104,579,500), of which $15,192,489 (RMB98,204,250) had been paid as of June 30, 2011.

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

As of June 30, 2011 the Company has no outstanding balance under the LOC Agreement. The Company has no continuing obligations under the above mortgage agreement. Neither Mr. Wang Chen nor Ms. Guo Wei has any obligations under their respective personal guarantee.

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

The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.

The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the amendments to the Codification in the ASU are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification™ (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.

The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011.

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of

Shengkai Innovations, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Shengkai Innovations, Inc. and subsidiaries as of June 30, 2011 and the related consolidated statements of income, stockholders' equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shengkai Innovations, Inc. and subsidiaries as of June 30, 2011 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	/s/ Albert Wong & Co.

September 26, 2011	Certified Public Accountants

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

		June 30,
	Note	2011	2010

ASSETS
Current Assets
Cash and cash equivalents		$59,870,108	$20,995,182
Restricted cash		1,386,873	1,849,958
Accounts receivable, net		12,623,359	6,490,110
Notes receivable		217,502	73,437
Other receivables	4	2,722,300	325,183
Advances to suppliers		274,814	408,110
Inventories	5	2,532,485	2,556,166
Total Current Assets		79,627,441	32,698,146
Plant and equipment, net	6	53,921,084	6,120,056
Construction in progress		-	25,185,643
Land use rights, net	7	2,534,059	2,480,929
Other intangible assets, net	8	5,370,148	6,001,411
Advances to suppliers for purchase of equipment and construction		-	12,119,764
TOTAL ASSETS		$141,452,732	$84,605,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	9	1,386,873	2,652,095
Accounts payable		3,829,491	2,848,600
Advances from customers		227,451	1,256,777
Other payables and accrued expenses	10	2,350,144	1,265,198
Income tax payable		1,816,995	1,061,783
Total Current Liabilities		9,610,954	9,084,453
Warrant liabilities		168,442	37,424,035
Preferred (conversion option) liabilities		5,782,014	40,378,640
TOTAL LIABILITIES		$15,561,410	$86,887,128

Commitments and Contingencies	16	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
 (Stated in US Dollars)

		June 30,
	Note	2011	2010

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 share authorized; 5,987,368 and 6,987,368 issued and outstanding as of June 30, 2011 and 2010 respectively.	12	$5,987	$6,987
Common stock - $0.001 par value 100,000,000 shares authorized; 29,776,611 and 23,191,165 shares issued and outstanding as of June 30, 2011 and 2010 respectively.		29,777	23,192
Additional paid-in capital		63,554,251	34,259,304
Statutory reserves		11,196,604	7,081,706
Retained earnings/(accumulated losses)		42,669,590	(46,686,271)
Accumulated other comprehensive income		8,435,113	3,033,903
TOTAL STOCKHOLDER’S EQUITY		125,891,322	(2,281,179)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$141,452,732	$84,605,949

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)

		Year Ended June 30,
	Note	2011	2010

Revenues		$93,451,373	$54,148,954
Cost of sales		(40,327,502)	(21,916,944)
Gross profit		53,123,871	32,232,010
Operating expenses:
Selling expenses		(8,340,307)	(5,093,859)
General and administrative expenses		(15,197,301)	(22,502,796)
Total operating expenses		(23,537,608)	(27,596,655)
Income from operations		29,586,263	4,635,355
Other income, net		318,701	205,498
Interest income, net		259,871	387,675
Changes in fair value of instruments - gain/(loss)		69,692,778	(56,910,599)
Income (loss) before income taxes		99,857,613	(51,682,071)
Income taxes	12	(6,386,854)	(4,703,494)
Net income (loss)		93,470,759	(56,385,565)
Foreign currency translation adjustment		5,401,210	373,824
Comprehensive income (loss)		98,871,969	(56,011,741)

Basic earnings (loss) per share	13	$3.653	$(2.483)

Diluted earnings (loss) per share	13	$2.668	$(2.483)

Basic weighted average shares outstanding	13	25,587,094	22,704,492

Diluted weighted average shares outstanding	13	35,030,074	22,704,492

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
 (Stated in US Dollars)

			Preferred					Accumulated
	Common stock		Stock		Additional			other
	Number		Number		paid-in	Statutory	Retained earnings	comprehensive
	of shares	Amount	of shares	Amount	capital	reserves	(Accumulated losses)	Income	Total

Balance, June 30, 2009	22,112,500	$22,113	7,887,368	$7,887	$30,666,631	$4,693,020	$17,456,857	$2,660,079	$55,506,587
Net loss	-	-		-	-	-	(56,385,565)	-	(56,385,565)
Conversion from preferred stock to common stock	900,000	900	(900,000)	(900)	-	-		-	-
Appropriation of surplus reserve	-	-		-	-	2,388,686	(2,388,686)	-	-
Issuance of stock options	-	-		-	3,054,332	-		-	3,054,332
Exercise of warrants	178,665	179		-	1,206,446	-		-	1,206,625
Reclassification of warrants and preferred stock to liabilities	-	-		-	(16,640,025)	-	(5,368,877)	-	(22,008,902)
Stock compensation expense					15,971,920				15,971,920
Foreign currency translation adjustment	-	-		-	-	-	-	373,824	373,824
Balance, June 30, 2010	23,191,165	$23,192	6,987,368	$6,987	$34,259,304	$7,081,706	$(46,686,271)	$3,033,903	$(2,281,179)

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY (Continued)
(Stated in US Dollars)

			Preferred					Accumulated
	Common stock		Stock		Additional			other
	Number		Number		paid-in	Statutory	Retained earnings	comprehensive
	of shares	Amount	of shares	Amount	capital	reserves	(Accumulated losses)	Income	Total

Balance, June 30, 2010	23,191,165	$23,192	6,987,368	$6,987	$34,259,304	$7,081,706	$(46,686,271)	$3,033,903	$(2,281,179)
Net income							93,470,759		93,470,759
Conversion from preferred stock to common stock	1,000,000	1,000	(1,000,000)	(1,000)	2,877,831				2,877,831
Appropriation of surplus reserve						4,114,898	(4,114,898)		-
Proceeds from shares issued in public offering	2,456,800	2,457			12,132,279				12,134,736
Proceeds from shares issued in public offering	1,058,646	1,058			5,330,895				5,331,953
Issuance of incentive stocks to employees	600,000	600			3,053,400				3,054,000
Issuance of incentive stocks to employees	1,470,000	1,470			2,291,730				2,293,200
Warrants issued to underwriter	-	-			(718,390)				(718,390)
stock option expense	-	-			4,327,202				4,327,202
Currency difference	-	-						5,401,210	5,401,210
Balance, June 30, 2011	29,776,611	29,777	5,987,368	5,987	63,554,251	11,196,604	42,669,590	8,435,113	125,891,322

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in US Dollars)
	Year Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$93,470,759	$(56,385,565)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,870,404	508,023
Amortization	1,005,537	917,384
Provision for doubtful accounts	171,298	-
(Gain)/loss on disposal of property, plant and equipment	(2,807)	1,849
Changes in fair value of instruments – (gain)/loss	(69,692,778)	56,910,599
Stock based compensation	9,674,402	3,054,332
Stock compensation expense - escrowed shares	-	15,971,920
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(5,808,002)	(2,396,926)
Notes receivable	(136,504)	219,405
Other receivables	(2,317,873)	(300,842)
Deposits and prepaid expenses	-	194,766
Advances to suppliers	150,479	(77,279)
Inventories	155,791	(1,636,793)
Increase (decrease) in liabilities:
Notes payable	(1,370,014)	1,655,474
Accounts payable	807,463	1,714,386
Advances from customers	(1,067,806)	1,008,342
Other payables	749,210	444,030
Accruals	241,823	(111,461)
Income tax payable	680,434	(415,706)
Net cash provided by operating activities	28,581,816	21,275,938
Cash flows from investing activities
Proceeds from disposition of property, plant and equipment	821	3,291
Purchase of property, plant and equipment	(63,816)	(26,510,913)
Payment of construction in progress	(10,173,965)	-
Purchase of intangible assets	(2,009)	(11,465)
Decrease/(increase) in advances to suppliers for purchase of equipment and construction	401,562	(12,070,002)
Decrease/(increase) in restricted cash	547,095	(901,260)
Net cash used in investing activities	(9,290,312)	(39,490,349)
Cash flows from financing activities
Proceeds from exercise of warrants	$-	$89,799
Proceeds from stock issued, net of transaction costs of $1,868,264	17,466,689	-
Net cash provided by financing activities	$17,466,689	$89,799

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
 (Stated in US Dollars)

	Year Ended June 30,
	2011	2010

Net increase (decrease) in cash and cash equivalents	$36,758,193	$(18,124,612)

Effect of exchange rate changes on cash and cash equivalents	2,116,733	130,836

Cash and cash equivalents–beginning of year	20,995,182	38,988,958

Cash and cash equivalents–end of year	$59,870,108	$20,995,182

Supplementary cash flow information:

Interest received	$259,873	$387,675

Taxes paid	$5,706,420	$5,119,200

Non-cash transaction:
Preferred stock conversion to common stock	$1,000	$900
Cashless exercise of warrants	$-	$1,016,536

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Shengkai Innovations, Inc. (“SKII”) was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008, SKII has only nominal operations and assets. On October 23, 2008, SKII changed its name from Southern Sauce Company, Inc. to Shengkai Innovations, Inc.

On June 9, 2008, SKII executed a reverse-merger with Shen Kun International Limited (“Shen Kun”) by an exchange of shares whereby SKII issued 20,550,000 shares of common stock at $0.001 par value in exchange for all Shen Kun shares. Immediately after the closing of the reverse-merger, SKII had a total of 22,112,500 shares of common stock outstanding, with the Shen Kun shareholders (and their assignees) owning approximately 92.9% of the outstanding common stock on a non-diluted basis. Shen Kun became a wholly-owned subsidiary of SKII.

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of SKII and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of SKII and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd. and Shengkai (Tianjin) Limited for the years ended June 30, 2011 and 2010.

Shen Kun formed Sheng Kai (Tianjin) Ceramic Valves Co., Ltd., which was renamed to Shengkai (Tianjin) Limited in April 2010 (“SK” or “WFOE”), which entered into a series of agreements with Tianjin Shengkai Industrial Technology Development Co., Ltd (“Shengkai”) including but not limited to consigned management, technology service, loan, exclusive purchase option, equity pledge, etc. The agreements were entered on May 30, 2008. As a result of entering the abovementioned agreements, WFOE deem to control Shengkai as a variable interest entity as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10 (formerly FASB Interpretation No. 46 (revised March 2003) Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51).

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by WFOE, was organized as a corporation under the laws of the People’s Republic of China (“PRC”) on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. It has not started operations as of June 30, 2011.

In connection with the reverse merger transaction, on June 11, 2008, SKII sold 5,915,526 Units for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit. Each Unit consists of one share of Southern Sauce Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into one share of common stock, par value $0.001 per share (the “Common Stock”), and one Series A Warrant to purchase Common Stock equal to 120% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares (“Warrant”). Additionally, on July 18, 2008, SKII sold 1,971,842 Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit. Each Unit consists of one Preferred Share, convertible into one share of Common Stock, par value $0.001 per share, and one Warrant to purchase Common Stock equal to 120% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

SKII, through its subsidiaries is now in the business of manufacturing and sale of industrial ceramic valves and components.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and method of accounting

The consolidated financial statements of Shengkai innovations, Inc. and subsidiaries (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management.  Accounting policies adopted by the Company conform to U.S. GAAP and have been consistently applied in the presentation of financial statements.

(b)	Principles of consolidation

The Company’s consolidated financial statements are compiled in accordance with U.S. GAAP. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those subsidiaries.

The Company includes four subsidiaries since its reverse-merger on June 9, 2008. The detailed identities of the consolidating subsidiaries are as follows:

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
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

Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is not available for the Company’s use. The restricted cash is expected to be released within the next six months.

(f)	Accounts receivable

Accounts receivable are carried at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. For the year ended June 30, 2011, the management established the general provisioning policy to make allowance equivalent to 100% of accounts receivable aged over 1 year. Additional specific provision is made against accounts receivable to the extent which they are considered to be doubtful.

Bad debts are written off when identified after exhaustive efforts at collection. The Company does not accrue interest on accounts receivable.  If accounts receivable are provided for, they would be recognized in the consolidated statement of operations within operating expenses.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Buildings	20 – 40 years
Machinery and equipment	3 – 20 years
Office equipment	3 – 10 years
Motor vehicles	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

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

According to PRC laws, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use rights are being amortized using the straight-line method over the term of rights of 50 years commencing from the date of acquisition.

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

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

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. The Company has no reserve for inventories for the years ended June 30, 2011 and 2010.

(m)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	June 30,	June 30,
	2011	2010
Cash on hand	$1,814	$5,348
Bank deposits:
Bank of China	50,578	889,600
Industrial and Commercial Bank of China	961,417	307,818
Industrial Bank Co. Ltd.	447,773	1,326,844
Shanghai Pudong Development Bank	57,770,717	18,043,632
The Hong Kong and Shanghai Banking Corporation Limited	20,840	15,483
JPMorgan Chase Bank	461,992	406,457
China Construction Bank	154,977	-
	$59,870,108	$20,995,182

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

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

Accounting guidance on fair value measurement and disclosures permits entities to choose to measure many financial instruments and certain other items at fair value. It was effective for fiscal year beginning July 1, 2009. Upon its adoption and at this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis in future periods.

The summary of fair values of financial instruments as of June 30, 2011 and 2010 are as follows:

June 30, 2011
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$168,442	$168,442	3	Black-Scholes
Embedded conversion liability	$5,782,014	$5,782,014	3

June 30, 2010
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$37,424,035	$37,424,035	3	Black-Scholes
Embedded conversion liability	$40,378,640	$40,378,640	3

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Fair value of financial instruments (continued)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2011 and 2010:

	For the Years Ended June 30,
	2011	2010
Beginning balance: Derivative liabilities	$77,802,675	$24,199,716
Issuance of derivative warrants	718,390	-
Conversion from preferred to common	(2,877,831)	(2,190,814)
Conversion from warrants to common	-	(1,116,826)
Changes in fair value	(69,692,778)	56,910,599
Ending balance: Derivative liabilities	$(5,950,456)	$77,802,675

(o)	Revenue recognition

Revenue represents the invoiced value of goods sold and is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable, and
- Collection is reasonably assured.

There were no sales returns and allowances for the years ended June 30, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

(p)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market is also reflected in cost of revenues.

(q)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the years ended June 30, 2011 and 2010 were $13,260 and $82,913.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Warranty expense

The Company generally provides one year warranty to most customers, or in some cases up to one and a half years. Historically warranty expense has been maintained at a very low percentage of sales revenue; therefore the Company does not accrue, but expenses all warranty expenses as incurred under selling expenses. The Company is closely monitoring warranty expense and will start to accrue it as soon as we identify that warranty expense regularly reaches certain percentage of total revenue. Warranty expenses for the years ended June 30, 2011 and 2010 were $201,421 and $149,153, respectively.

(s)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the years ended June 30, 2011 and 2010 were $885,694 and $865,098, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred. The retirement benefit expenses included in general and administrative expenses for the years ended June 30, 2011 and 2010 were $224,606 and $142,568, respectively.

(u)	Share-based compensation

Share-based compensation includes 1) stock options and common stock awards granted to employees and directors for services, and are accounted for under FASB ASC 718 "Compensation - Stock Compensation", and 2) warrants and common stock awards granted to consultants which are accounted for under FASB ASC 505-50 "Equity-Based Payment to Non-employees".

All grants of common stock awards and stock options/warrants to employees, directors and consultants are recognized in the financial statements based on their grant date fair values. The Company has elected to recognize compensation expense using the straight-line method for all common stock awards and stock options/warrants granted with service conditions that have a graded vesting schedule, with a corresponding charge to additional paid-in capital.

The Company estimates fair value of common stock awards based on the number of shares granted and the quoted price of the Company's common stock on the date of grant.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u)	Share-based compensation (continued)

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

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At June 30, 2011 and 2010, the Company did not have a liability for unrecognized tax benefits.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)	Value-added tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts of VAT recoverable included in other receivables on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at June 30, 2011 and 2010, respectively, which can be used to offset future VAT that is due on sales.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

June 30, 2011
Balance sheet	RMB 6.46400 to US$1.00
Statement of operations and comprehensive income	RMB 6.63665 to US$1.00

June 30, 2010
Balance sheet	RMB 6.80860 to US$1.00
Statement of operations and comprehensive income	RMB 6.83667 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(y)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at June 30, 2011 and 2010 amounted to $59,870,108 and $20,995,182, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $11,196,604 and $7,081,706 as at June 30, 2011 and 2010, respectively.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ab)	Recent accounting pronouncements (continued)

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

The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.

The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ab)	Recent accounting pronouncements (continued)

In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the amendments to the Codification in the ASU are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.

In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification™ (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.

The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.

The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ab)	Recent accounting pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2011 and 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2011 and 2010, almost all the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

For the years ended June 30, 2011 and 2010, more than 90% of the Company’s sales were generated from the PRC. In addition, nearly all accounts receivable as of June 30, 2011 and 2010 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counterparties of the financial instruments fail to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Company does not require collateral from customers or debtors.

For the years ended June 30, 2011 and 2010, there was no single customer who accounts for 10% or more of the Company’s revenue. As at June 30, 2011 and 2010, there was no customer who accounts for 10% or more of the Company’s accounts receivable.

For the years ended June 30, 2011 and 2010, there was no single supplier who accounts for 10% or more of the Company’s purchase. As at June 30, 2011 and 2010, there was no supplier who accounts for 10% or more of the Company’s accounts payable.

4.	OTHER RECEIVABLES

Other receivables consist of the followings:

	June 30, 2011	June 30, 2010

Advance to employees	$159,783	$24,935
Tender deposits	71,003	37,304
Sundry	1,582	32,656
VAT recoverable	2,489,932	230,288
	$2,722,300	$325,183

5.	INVENTORIES

Inventories consist of the followings:

	June 30, 2011	June 30, 2010

Finished goods	$794,972	$592,034
Work in process	80,750	-
Raw materials	1,656,763	1,964,132
	$2,532,485	$2,556,166

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	June 30, 2011	June 30, 2010
At cost
Buildings	$37,585,092	$2,119,449
Machinery and equipment	18,699,955	4,598,723
Office equipment	309,558	175,507
Motor vehicles	486,302	507,346
	57,080,907	7,401,025
Less: accumulated depreciation
Buildings	(1,265,064)	(338,732)
Machinery and equipment	(1,607,358)	(666,345)
Office equipment	(118,135)	(132,066)
Motor vehicles	(169,266)	(143,826)
	(3,159,823)	(1,280,969)
Property, plant and equipment, net	$53,921,084	$6,120,056

Depreciation expenses included in the cost of sales for the years ended June 30, 2011 and 2010 were $1,513,606 and $357,931, respectively. Depreciation expenses included in the general and administrative expenses for the years ended June 30, 2011 and 2010 were $356,798 and $150,092, respectively.

7.	LAND USE RIGHTS

	June 30, 2011	June 30, 2010

Cost of land use rights	$2,952,634	$2,803,194
Less: Accumulated amortization	(418,575)	(322,265)
Land use rights, net	$2,534,059	$2,480,929

Amortization expenses for land use rights for the years ended June 30, 2011 and 2010 were $77,071 and $19,551, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2012	$79,130
2013	79,130
2014	79,130
2015	79,130
2016	79,130
Thereafter	2,138,409
$2,534,059

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

8.	OTHER INTANGIBLE ASSETS

	June 30, 2011	June 30, 2010
At cost:
Patent rights	$7,889,851	$7,490,527
Software	1,621,198	1,537,921
	9,511,049	9,028,448
Less: Accumulated amortization
Patent rights	(3,786,354)	(2,858,219)
Software	(354,547)	(168,818)
	(4,140,901)	(3,027,037)
Other intangible assets, net	$5,370,148	$6,001,411

Amortization expenses for other intangible assets for the years ended June 30, 2011 and 2010 were $928,466 and $914,456 respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2012	$953,265
2013	953,265
2014	953,265
2015	953,109
2016	950,982
Thereafter	606,262
$5,370,148

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

9.	NOTES PAYABLE

	June 30, 2011	June 30, 2010
Due November 6, 2011	45,792	-
Due September 30, 2011	154,702	-
Due September 30, 2011	162,400	-
Due August 31, 2011, subsequently repaid on due dates	17,172	-
Due August 21, 2011, subsequently repaid on due dates	719,987	-
Due August 12, 2011, subsequently repaid on due dates	114,171	-
Due July 25, 2011, subsequently repaid on due dates	172,649	-
Due December 30, 2010, subsequently repaid on due dates	-	130,423
Due December 30, 2010, subsequently repaid on due dates	-	53,939
Due December 30, 2010, subsequently repaid on due dates	-	144,055
Due December 28, 2010, subsequently repaid on due dates	-	549,188
Due December 3, 2010, subsequently repaid on due dates	-	25,115
Due December 3, 2010, subsequently repaid on due dates	-	56,840
Due December 3, 2010, subsequently repaid on due dates	-	247,628
Due November 28, 2010, subsequently repaid on due dates	-	29,375
Due November 28, 2010, subsequently repaid on due dates	-	14,687
Due November 28, 2010, subsequently repaid on due dates	-	8,812
Due November 28, 2010, subsequently repaid on due dates	-	20,562
Due November 28, 2010, subsequently repaid on due dates	-	8,812
Due November 28, 2010, subsequently repaid on due dates	-	29,375
Due November 28, 2010, subsequently repaid on due dates	-	28,200
Due October 15, 2010, subsequently repaid on due dates	-	123,814
Due October 14, 2010, subsequently repaid on due dates	-	204,888
Due October 6, 2010, subsequently repaid on due dates	-	19,916
Due October 2, 2010, subsequently repaid on due dates	-	18,653
Due September 15, 2010, subsequently repaid on due dates	-	69,265
Due September 9, 2010, subsequently repaid on due dates	-	2,910

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

9.	NOTES PAYABLE (CONTINUED)

	June 30, 2011	June 30, 2010
Due September 9, 2010, subsequently repaid on due dates	-	14,687
Due September 9, 2010, subsequently repaid on due dates	-	10,046
Due September 9, 2010, subsequently repaid on due dates	-	1,702
Due September 9, 2010, subsequently repaid on due dates	-	1,692
Due September 3, 2010, subsequently repaid on due dates	-	569,103
Due August 3, 2010, subsequently repaid on due dates	-	1,908
Due August 3, 2010, subsequently repaid on due dates	-	2,127
Due August 3, 2010, subsequently repaid on due dates	-	1,654
Due July 20, 2010, subsequently repaid on due dates	-	204,888
Due July 4, 2010, subsequently repaid on due dates	-	57,831
Total	$1,386,877	$2,652,095

All the notes payable are subject to bank charges of 0.05% of the face value on each transaction.  Bank charges for notes payable for the years ended June 30, 2011 and 2010 were $1,452 and $2,780 respectively.

The interest-free notes payable are secured by $1,386,873 and $1,849,958 restricted cash as of June 30, 2011 and 2010, respectively.

10.	OTHER PAYABLES AND ACCRUED EXPENSES

	June 30, 2011	June 30, 2010

Commission payables	$727,372	$441,860
Expense payables	181,846	-
Deposit for project	-	266,134
Sundry PRC taxes payables	983,292	379,588
Sundry	187,907	29,282
Accrual	269,727	127,975
	$2,350,144	$1,244,839

11.	PUBLIC OFFERINGS AND WARRANTS ISSUED IN 2010

On November 24, 2010, the Company closed a public offering of 2,456,800 shares of common stock at $5.50 per share, resulting in approximately $13.5 million in gross proceeds. On December 22, 2010, the Company closed a public offering of 1,058,646 shares of common stock at $5.50 per share, resulting in approximately $5.8 million in gross proceeds. Global Hunter Securities, LLC and Maxim Group LLC (collectively the “Underwriters”) acted as the joint book runners for both offerings.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

12.	PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the warrants issued in June 2008 Financing and July 2008 Financing, the denominated currency of the strike price of which is different from the entity’s functional currency.  According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. The Company’s primary operations are conducted in the PRC through its subsidiaries, SK and Shengkai, and the operating incomes and expenses are transacted in Renminbi (RMB), which is different from the strike price of the warrants, which are denominated in US dollars. Therefore, the Company determined that  warrants shall not be considered indexed to the entity’s own stock and hence adjusted the classification of the Warrants effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by recording the warrants as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings. See Note 2(n).

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

13.	SHARE-BASED COMPENSATION (CONTINUED)

On March 31, 2010, the Company granted 1,651,125 shares of non-statutory stock options to key employees and 310,000 shares to independent directors as compensation, these options have a 5 year contractual term. The options granted to key employees vest in three equal annual installments of 33.3%, with exercise price of $7.97 per share.  Options granted to independent directors vest in three equal annual installments of 33.3% or in four equal annual installments of 25%, with exercise price of $3 per share. On June 22, 2010, the Company issued 150,000 shares of non-statutory stock options to Mr. Chen Wang, CEO, and 100,125 shares of options to Ms. Wei Guo, VP International Sales of Shengkai. These options have a 5 year contractual term, vest in three equal annual installments of 33.3%, with exercise price of $8.13 per share.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated statement of operations over the requisite service period of the grants. Total compensation expense related to the stock options for the years ended June 30, 2011 and 2010 were $4,077,512 and $3,054,332, respectively, and were recorded as general and administrative expense.  As of June 30, 2011, there was $5,305,871 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 2010 Plan.  That cost is expected to be recognized over a weighted average period of 1.5 years.  1,200,417 options have vested up to June 30, 2011, out of which 723,750 options vested during the year then ended.

The fair value of the stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

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

A summary of the Company’s stock option activity as of June 30, 2011 and 2010, and changes during the years then ended are presented in the following table:

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

13.	SHARE-BASED COMPENSATION (CONTINUED)

	Options	Weighted-Average Exercise Price

Outstanding at July 1, 2009	-	$-
Granted	2,211,250	7.29
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2010	2,211,250	$7.29

Outstanding at July 1, 2010	2,211,250	$7.29
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2011	2,211,250	$7.29

Vested at June 30, 2011	1,200,417	$7.61

The following table summarizes information about stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.13	250,125	3.98	$8.13	83,375	$8.13
$3.00	310,000	3.75	$3.00	90,000	$3.00
$7.97	1,651,125	3.75	$7.97	1,027,042	$7.97
	2,211,250	3.78	$7.29	1,200,417	$7.61

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

13.	SHARE-BASED COMPENSATION (CONTINUED)

A summary of the status of the Company’s nonvested shares as of June 30, 2011 and 2011, and changes during the years then ended, are presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at July 1, 2009	-	$-
Granted	2,211,250	5.63
Vested	476,667	5.37
Forfeited	-	-
Nonvested at June 30, 2010	1,734,583	$5.70

Nonvested at July 1, 2010	1,734,583	$5.70
Granted	-	-
Vested	723,750	5.61
Forfeited	-	-
Nonvested at June 30, 2011	1,010,833	$5.76

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

On March 18, 2011 and June 22, 2011, our Board of Directors approved to grant an aggregate of 1,200,000 and 1,470,000 shares, respectively, of the Company’s common stock as stock awards under the 2011 Plan to certain key employees in order to incentivize them and retain their valued services with the Company. 2,070,000 of the approved stock awards have been issued during the fiscal year ended June 30, 2011 and the remaining 600,000 shares have been issued during the quarter ended September 30, 2011.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. The Company estimates fair value of common stock awards based on the number of shares issued and the quoted price of the Company's common stock on the date of issuance. That cost is fully recognized in the consolidated statement of operations. Total compensation expense related to the common stock awards for the years ended June 30, 2011 and 2010 was $5,347,200 and $-0-, respectively, and were recorded as general and administrative expense.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

13.	SHARE-BASED COMPENSATION (CONTINUED)

On October 11, 2010 the Company issued to an advisor warrants to purchase 50,000 shares of Common Stock of the Company according to the advisor service agreement dated April 13, 2010. The exercise price, expiration date and number of shares eligible to be purchased with the warrants are summarized in the following table:

Number of shares	Exercise price	Contractual term

50,000	$6.31	5.0 years

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 111.7%, the risk-free interest rate of 0.57%, expected dividend yield of 0% and expected life of 5 years. The Company accounts for share-based compensation to nonemployee in accordance with ASC 505-50. Accordingly, the Company expenses the fair value of the warrants and amortize over the one-year service period from the date of service agreement. Total compensation expense related for the year ended June 30, 2011 was $249,689, and was recorded as general and administrative expense.

14.	INCOME TAXES

SKII is registered in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands, is not subject to any income tax and conducts all of its business through its PRC subsidiaries, SK, Shengkai and Shengkai (Tianjin) Trading Ltd. (see Note 1).

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

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of June 30, 2011, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of June 30, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, and has not accrued for PRC tax on such basis as of June 30, 2011.  The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  A foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There was no such dividends distributed in the years ended June 30, 2011 or 2010.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

14.	INCOME TAXES (CONTINUED)

In April 2010, Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the year ended June 30, 2009, we already used income tax rate of 25% to provide and pay for income taxes.  For the period from July 1, 2009 to December 31, 2009, we used income tax rate of 25% to provide and pay for income taxed. After January 1, 2010, we used the preferential income tax rate of 15% to provide and pay for income tax expenses.  We did not record any tax refund receivable as of June 30, 2011 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by the local tax bureau. Income taxes payable was $1,816,995 and $1,061,783 at June 30, 2011 and 2010, respectively.

Income tax expenses consist of the following:

	For the Years Ended June 30,
	2011	2010
Current	$6,386,854	$4,703,494
Deferred	-	-
Total	$6,386,854	$4,703,494

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for years ended June 30, 2011 and 2010 is as follows:

	For the Years Ended June 30,
	2011	2010

Income (loss) before income taxes	$99,857,613	$(51,682,071)
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	57,569,888	(75,922,632)
Income before income taxes from Chinese subsidiaries	42,287,725	24,240,561

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	10,571,932	6,060,140
Preferential tax rate effect of 10% on Shengkai for the period ended June 30	(4,228,773)	(1,356,646)
Permanent difference	43,695	-
	$6,386,854	$4,703,494

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

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

The calculation of the basic and diluted earnings (loss) per share attributable to the common stockholders is based on the following data:

	For the Years Ended
	June 30,
	2011	2010
Earnings:
Net income (loss)	$93,470,759	$(56,385,565)
Non-cash dividends on convertible preferred stock	-	-

Earnings (loss) for the purpose of basic earnings (loss) per share	$93,470,759	$(56,385,565)

Effect of dilutive potential common stock	-	-

Earnings (loss) for the purpose of dilutive earnings (loss) per share	$93,470,759	$(56,385,565)

Number of shares:
Weighted average number of common stock for the purpose of basic earnings (loss) per share	25,587,094	22,704,492
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	5,987,368	-
-Exercise of A Warrants	3,317,219	-
-Exercise of options	138,393	-

Weighted average number of common stock for the purpose of dilutive earnings (loss) per share	35,030,074	22,704,492

Earnings (loss) per share:
Basic earnings (loss) per share	$3.65	$(2.48)

Dilutive earnings (loss) per share	$2.67	$(2.48)

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

16.	COMMITMENTS AND CONTINGENCY

The newly completed manufacturing facility and a headquarters’ building are on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts were executed. The total amount of executed contracts was $34,794,225 (RMB224,909,871), of which $32,217,011 (RMB208,250,759) had been paid as of June 30, 2011. The remaining balance of $2,577,214 (RMB16,659,112) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance.

Certain equipment and machinery contracts for the above-mentioned newly completed manufacturing facility were executed. The total amount of executed contracts was $16,178,759 (RMB104,579,500), of which $15,192,489 (RMB98,204,250) had been paid as of June 30, 2011. The remaining balance of $986,270 (RMB6,375,250) primarily represented the amount held from payment as warranty deposit till approximately one year after installation.

17.	SEGMENT INFORMATION

The Company is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Nearly all revenues are generated in the PRC and substantially all identifiable assets of the Company are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the years ended June 30, 2011 and 2010 in terms of customers' industry classification is as follows:

	For the Years Ended June 30,
Customer industry	2011	2010
Electric power	$57,670,510	$35,291,530
Petrochemical and chemical	27,505,265	15,886,538
Aluminum, metallurgy and others	8,275,598	2,970,886
Total Sales	$93,451,373	$54,148,954

18.	AMENDMENT TO ARTICLES OF INCORPORATION

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

On July 7th and 15th, 2011, the holder of Preferred Shares under the “June 2008 Financing” requested conversion of 2,000,000 and 900,000 Preferred Shares, respectively, into the Company’s Common Stock for the same amount.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous Independent Accountants

On August 4, 2011, BDO China Li Xin Da Hua CPA Co., Ltd. (“BDO”) resigned as our registered independent public accounting firm ("Resignation").

The audit report of BDO on our financial statements for the fiscal year ended June 30, 2010 contained no adverse opinions or disclaimers of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal year ended June 30, 2010, and through the date of Resignation, we have had no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our fiscal year ended June 30, 2010, and through the date of Resignation, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

We provided BDO with a copy of this disclosure before its filing with the SEC. We requested that BDO provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from BDO stating that it agrees with the above statements.

New Independent Accountants

On August 4, 2011, our Audit Committee of the Board of Directors approved the appointment of Albert Wong & Co. (“AW”) as our new independent registered public accounting firm.

AW was previously engaged as the independent registered public accounting firm for the Company for the years ended June 30, 2008 and 2009, and resigned on June 28, 2010.  During that period, as disclosed in the Company's Form 8-K, filed on June 28, 2010,  (i) there were no disagreements between the Company and AW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to AW's satisfaction, would have caused AW to make reference in connection with its opinion to the subject matter of the disagreement, and (ii) there were no "reportable events," as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the period commencing June 28, 2010 through the reengagement of AW as the Company's independent registered public accounting firm, neither the Company nor anyone on its behalf consulted AW with respect to any accounting or auditing issues involving the Company.  There was no discussion between AW and the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement, as described in Item 304 of Regulation S-K, with AW, or a "reportable event" as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2011. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of June 30, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

 Changes in Internal Control over Financial Reporting

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the fiscal year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of Shengkai Innovations, Inc.

The following table sets forth certain information concerning our directors and executive officers:

Directors and Executive Officers	Position/Title	Age

Wang Chen	Chief Executive Officer, Chairman	47
David Ming He	Chief Financial Officer	41
Wei Guo	Director	45
Michael Marks	Director	39
Jun Leng	Director	41
Ruizhu Mu	Director	39

The following is a summary of the biographical information of our directors and officers:

Mr. Wang Chen was appointed chief executive officer and chairman of the board of the Company on June 9, 2008.  Mr. Wang founded Shengkai in June 1994 and has been serving as Chief Executive Officer and Chief Technology Officer of Shengkai since then. Prior to founding Shengkai, he worked at Tianjin Dagang Power Plant from September 1987 to July 1992. Mr. Wang has an MBA from Renmin University of China. Mr. Wang is husband to Ms. Guo Wei, whose information is described in more details below.

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

Ms. Wei Guo was appointed director of the Company on June 24, 2008.  Ms. Guo has worked for Shengkai since 2005. She was appointed Chief Financial Officer of Shengkai in January 2007. Prior to working at Shengkai, Ms. Guo served as a purchasing specialist at Honeywell International Inc. (China) from August 1998 through August 2005. Ms. Guo has advanced English communication and translation skills and rich work experience in the field of joint ventures and financial management. Ms. Guo is the wife of Mr. Wang Chen, whose information is described in more details above.

Mr. Michael Marks was appointed director of the Company on November 5, 2009. Mr. Marks founded the China practice of Sonnenblick Goldman, a New York-headquartered investment bank, in January 2003, and until December 2007 he served as China managing director and regional principal of the firm.  In September 2002, Mr. Marks founded the Shanghai office of Horwath Asia Pacific, an advisory firm affiliated with Horwath International, and served as its director and Shanghai representative until December 2005. Mr. Marks also currently serves as a director of China Yida Holding, Co. (CNYD: NASDAQ), China Housing and Land Development, Inc. (CHLN: NASDAQ), and Yanglin Soybean Inc. (YSYB: OTCBB).  From January 1995 to January 1998, Mr. Marks worked in the audit, corporate finance and advisory divisions of PricewaterhouseCoopers.  Mr. Marks graduated with a Bachelor of Commerce and Masters of Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997, respectively, and in 1998 graduated with a Bachelor of Arts in psychology from the University of South Africa.  In 1995, Mr. Marks completed his qualifying examinations of the Chartered Institute of Management Accountants in the United Kingdom.  In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom.

Mr. Jun Leng was appointed director of the Company on November 5, 2009.  Mr. Leng has served as the Principal of Equity Investment, an affiliate of Bank of China since 2011. Before which he served as Director of Ping An Capital Investment in 2010, and the Vice President of J.P. Morgan Asia Consulting (Beijing) Ltd. from August 2008 till 2009.  Prior to that, he served as Vice President of Asia Investment Consulting Ltd., an affiliate of Bank of America, from December 2004 to August 2008.  Mr. Leng received a bachelor’s degree in engineering from Tsinghua University in Beijing, China, and a master’s degree in business administration from Guanghua Management School at Peking University.

Dr. Ruizhu Mu was appointed director of the Company on November 5, 2009. Dr. Mu has been an Associate Professor of the College of Chemistry and Chemical Engineering at Southwest University in China since September 2007 and from September 2005 to July 22006.  From September 2006 through July 2007, Dr. Mu was a post-doctorate associate under the supervision of Professor Yu Liu at NanKai University.   Dr. Mu received her bachelor’s degree in chemistry and PhD in synthetic organic chemistry from Lanzhou University, China.

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

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board and the Nominating Committee consider the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Nominating Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating Committee determines are pertinent in light of the current needs of the board. The Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board and the Nominating Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the board believes that marketing and technology experience should be represented on the board.

Set forth below are a chart and a narrative disclosure that summarize the specific qualifications, attributes, skills and experiences described above. An “X” in the chart below indicates that the item is a specific reason that the director has been nominated to serve on the Company’s Board. The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the board currently relies.

	Wang Chen	Guo Wei	Michael Marks	Jun Leng	Ruizhu Mu
High level of financial literacy		X	X
Diversity of race, ethnicity, gender, age, cultural background or professional experience					X
Extensive knowledge of the Company’s business	X	X
Marketing/Marketing related technology experience		X		X
Relevant Chief Executive/President or like experience	X		X	X

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

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

Directors and Officers of Tianjin Shengkai

Under Tianjin Shengkai’s Articles of Association and PRC law, Shengkai is managed by one executive director instead of a board of directors. The executive director is elected and appointed by the shareholders for a term of three years and can be re-elected for consecutive terms.  The appointment and termination of the CEO (sometimes called the General Manager) is determined by the executive director.

In accordance with Tianjin Shengkai’s Articles of Association and PRC law, Tianjin Shengkai’s executive director is monitored by a supervisor, appointed by the shareholders for a term of three years.

The following table sets forth certain information as of the date of this Report concerning the directors and executive officers of Tianjin Shengkai:

Directors and Executive Officers	Position/Title	Age

Wang Chen	Chief Executive Officer, Chief Technology Officer, Executive Director	47

Guo Wei	VP International Sales	45

Guo Chuanji	Supervisor	81

He Li	Chief Operating Officer	35

Liu Xiaoqian	Chief Marketing Officer	32

The following is a summary of the biographical information of those directors and officers of Tianjin Shengkai whose biographical information does not appear above:

Mr. Liu Xiaoqian joined Tianjin Shengkai in July 2002 as a member of the sales staff and was appointed Chief Marketing Officer in January 2007. Mr. Liu graduated in 2002 with a bachelor’s degree in chemical machinery.

Ms. He Li joined Tianjin Shengkai in March 2006. She was appointed as Chief Operating Officer in January 2007. She has experience in human resources management and business administration. Prior to joining Tianjin Shengkai, Ms. He served as human resources manager of Wah Sang Gas (China) Investment Co., Ltd. from December 2001 through March 2006. Ms. He has a bachelor’s degree in economic management.

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

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 407(d)(5)(ii) and (iii) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Michael Marks.

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

Nominating Committee.  The nominating committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally.  A copy of the nominating committee’s current charter is available on our website at http://ir.stockpr.com/skii/governance-documents.  The nominating committee will consider qualified director candidates recommended by stockholders if such recommendations for director are submitted in writing to our Secretary at No. 106 Zhonghuan South Road, Airport Industrial Park, Tianjin, People’s Republic of China 300308, provided such recommendation has been made in accordance with the relevant by-laws.

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

Board Attendance

The board and its committees held the following number of meetings during the fiscal year ended June 30, 2011:

Board of Directors	1
Audit Committee	5
Compensation Committee	1
Nominating Committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors met twice in executive sessions during fiscal 2011.

Board Leadership Structure and Role in Risk Oversight

Wang Chen is our chairman and chief executive officer. At the advice of other members of the management or the Board, Mr. Wang calls meetings of Board of Directors when necessary. We have three independent directors. We do not have a lead independent director. Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations.  The Board oversees specific risks, including, but not limited to:

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis-.

Item 11.  Executive Compensation.

The following is a summary of the compensation we paid to our CEO and CFO for the two years ended June 30, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($)(4)	Non-equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Wang Chen(CEO)(1)	2011	18,000	-0-	-0-	303,604	-0-	-0-	-0-	321,604
	2010	18,000	-0-	-0-	6,655	-0-	-0-	-0-	24,655

David Ming He (CFO)(2)	2011	120,000	-0-	254,500 (3)	396,863	-0-	-0-	-0-	771,363
	2010	40,000	-0-	-0-	99,758	-0-	-0-	-0-	139,758

(1)
Wang Chen was appointed CEO and chairman of the board of directors of the Company on June 9, 2008. The compensation listed in the table above includes salary received in Mr. Wang’s capacity as CEO of Shengkai. On June 22, 2010, Mr. Wang received an option to purchase an aggregate of 150,000 shares of common stock at $8.13 per share. The option shall become exercisable during the term of Mr. Wang’s employment in three equal annual installments of 50,000 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof.

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

(3)
Mr. He was granted stock awards in the aggregate amount of 100,000 shares of common stock of the Company pursuant to the Company's 2011 Incentive Stock Plan, 50,000 shares of which were issued to him on March 18, 2011, and the remaining 50,000 shares of which will be issued to the reporting person in six months from March 18, 2011.

(4)
These columns reflect the aggregate grant date fair value of stock awards in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the awards reported in these columns, please see the discussion of stock awards and option awards contained in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report in Notes to Consolidated Financial Statements at Note 13, “Share-Based Compensation.”

Employment Agreements

We, via our operating entity, Shengkai, have an employment agreement with Mr. Wang Chen effective as of December 1, 2000 and a confidentiality and non-compete agreement effective as of June 7, 2001. Pursuant to these agreements, Mr. Wang receives no set salary compensation for his services as Chief Executive Officer of Shengkai, but Shengkai provides for his government-mandated social security insurance fees and certain dormitory expenses. In the event that Mr. Wang leaves his position at Shengkai, he stands to receive a monthly confidentiality and noncompete payment of RMB2,000 (approximately $293).

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

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal years ended June 30, 2011 and 2010:

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Wei Guo, Director(1)	2011	$18,000	-	202,655	-	-	-	220,655
	2010	$18,000	-	4,443	-	-	-	22,443
Michael Marks, Director(2)	2011	$40,000	-	328,425	-	-	-	368,425
	2010	$26,667	-	213,566	-	-	-	240,233
Jun Leng, Director(3)	2011	$25,000	-	134,191	-	-	-	159,191
	2010	$16,667	-	87,261	-	-	-	103,928
Ruizhu Mu, Director(4)	2011	$25,000	-	134,191	-	-	-	159,191
	2010	$16,667	-	87,261	-	-	-	103,928

(1) Compensation attributed to Wei Guo includes salary of $18,000 in the fiscal years ended June 30, 2010 and 2011, received by Ms. Guo in her capacity at Tianjin Shengkai, our operating entity, as chief financial officer until March 1, 2010 and as Vice President of International Sales thereafter. On June 22, 2010, Ms. Guo received an option to purchase an aggregate of 100,125 shares of common stock at $8.13 per share. The option shall become exercisable during the term of Ms. Guo’s service in three equal annual installments of 33,375 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof.

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

Outstanding Equity Awards at Fiscal Year-End

The following options were outstanding for the Company’s executive officers as of the end of the fiscal year 2011:

Outstanding Equity Awards At Fiscal Year-End
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) exercisable (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#) unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Wang Chen	50,000 (1)	-	100,000 (1)	8.13(1)	6/22/2015(1)	-	-	-	-
David Ming He	73,708 (2)	-	147,417 (2)	7.97 (2)	3/31/2015 (2)	-	-	50,000 (3)	66,000

(1)
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

(3)
Mr. He was granted stock awards in the aggregate amount of 100,000 shares of common stock of the Company pursuant to the Company's 2011 Incentive Stock Plan, 50,000 shares of which were issued to him on March 18, 2011, and the remaining 50,000 shares of which will be issued to the reporting person in six months from March 18, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 20, 2011.

		Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Options	Preferred Shares (2)(11)		Warrants (3)(11)		Total (4)		Percentage of Common Stock (%)
Owner of More than 5% of Class

Vision Opportunity China LP 20 West 55th Street New York, NY 10019 (5)	2,711,600	0	1,115,526	(13)	7,098,632	(13)	10,925,750	(11)	9.9	(11)%

NewQuest Asia Investments Limited 5th Floor, Barkly Wharf Le Caudan Waterfront Port Louis, Republic of Mauritius (6)	0	0	1,971,842	(11)	2,366,211	(11)	4,338,053	(13)	9.9	(11)%

Long Sunny Limited (7)(9) P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	17,400,000	0	0		0		17,400,000		52.29%

Directors and Executive Officers (8)

Mr. Wang Chen (Chairman and CEO) (9)	17,400,000	83,375	0		0		17,483,375	(9)	52.41%

David Ming He (CFO) (15)	50,000	73,708	0		0		123,708	(15)	*

Ms. Guo Wei (director) (10)	17,400,000	83,375	0		0		17,483,375	(10)	52.41%
Mr. Michael Marks (12)	0	100,000	0		0		100,000	(12)	*
Mr. Leng Jun (13)	0	40,000	0		0		40,000	(13)	*
Mr. Mu Ruizhu (12)	0	40,000	0		0		40,000	(14)	*

All Directors and Executive Officers (5 persons)	17,4500,000	337,083	0		0		17,787,083		52.92%

(1)   In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 20, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on September 20, 2011 (33,276,611), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described in note 11 below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

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

(4)   As of September 20, 2011, we had outstanding (i) 33,276,611 shares of common stock, (ii) 3,087,368 Series A Preferred Stock, which were issued to purchasers in the Private Placements, (iii) Warrants to purchase an aggregate of 9,464,843 shares attributable to the purchasers, and (iv) 2,211,250 shares of common stock underlying options issued out of our 2010 Incentive Stock Plan.

(5)   Vision Opportunity China LP acquired Series A Preferred Stock convertible into 5,915,526 shares of common stock and Warrants to purchase up to 7,098,632 shares of common stock (each subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 11 below) in the June 2008 Financing that closed on June 11, 2008. As of September 20, 2011, Vision Opportunity China LP owns Series A Preferred Stock convertible into 1,115,526 shares and Warrants to purchase up to 7,098,632 shares of common stock. Adam Benowitz has sole voting power and sole dispositive power over the shares.

(6)    On April 14, 2011, NewQuest Investments Limited acquired from Blue Ridge Investments, LLC 1,971,842 Units, consisting of 1,971,842 shares of Preferred Stock of the Company and 1,971,842 Warrants to purchase 2,366,211 shares of Common Stock of the Company for $10,431,628 in cash. NewQuest Investments Limited’s ownership is subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 13 below.  Amit Gupta has sole voting and dispositive power over the shares of NewQuest Investments Limited.

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

(8)   The address of each of the officers and directors named in the table is No. 106 Zhonghuan South Road, Airport Industrial Park, Tianjin, People’s Republic of China 300308.

(9)   Mr. Wang is our chairman and CEO as of June 9, 2008. Mr. Wang’s beneficial ownership in the Company includes Mr. Wang’s indirect ownership of 17,400,000 shares of our common stock through his 100% interest in our controlling shareholder, Long Sunny Limited. It also includes the indirect ownership of an option to purchase 100,125 shares of common stock via his wife, Guo Wei, subject to the vesting terms of the option. Additionally, on June 22, 2010, Mr. Wang received an option to purchase an aggregate of 150,000 shares of common stock at $8.13 per share. The option shall become exercisable during the term of Mr. Wang’s employment in three equal annual installments of 50,000 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof. As of September 20, 2011, the option to purchase 50,000 shares had vested or was exercisable within 60 days.

(10)   Guo Wei is a director as of June 24, 2008. Wang Chen and Ms. Guo are husband and wife. Ms. Guo’s beneficial ownership in the Company includes Mr. Wang’s indirect ownership of 17,400,000 shares via Long Sunny Limited and his direct ownership of an option to purchase 150,000 shares of common stock, subject to the vesting terms of the option.  Additionally, On June 22, 2010, Ms. Guo received an option to purchase an aggregate of 100,125 shares of common stock at $8.13 per share.  The option shall become exercisable during the term of Ms. Guo’s service in three equal annual installments of 33,375 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof.  As of September 20, 2011, the option to purchase 33,375 shares had vested or was exercisable within 60 days.

(11)   Pursuant to the terms of the Warrants and the certificate of designation for the Series A Preferred Stock, at no time may a purchaser of Series A Preferred Stock or Warrants convert or exercise such purchaser’s Series A Preferred Stock or Warrants into shares of our common stock if the conversion or exercise would result in such purchaser beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 9.9% of our then issued and outstanding shares of common stock; provided, however, that upon a purchaser providing us with sixty-one (61) days’ notice that such purchaser wishes to waive the cap, then the cap will be of no force or effect with regard to all or a portion of the Series A Preferred Stock referenced in the waiver notice. The 9.9% beneficial ownership limitation does not prevent a shareholder from selling some of its holdings and then receiving additional shares. Accordingly, each shareholder could exercise and sell more than 9.9% of our common stock without ever at any one time holding more than this limit.

(12)  Pursuant to his appointment letter with the Company on November 5, 2009, Michael Marks was granted an option to purchase 150,000 shares of common stock of Company at a fixed exercise price of $3.00 per share. Such option shall be exercisable in three equal installments, the first being on the first anniversary of the date of grant.  As of September 20, 2011, the option to purchase 100,000 shares had vested or was exercisable within 60 days.

(13) Pursuant to his appointment letter with the Company on November 5, 2009, Leng Jun was granted an option to purchase 80,000 shares of common stock of Company at a fixed exercise price of $3.00 per share. Such option shall be exercisable in four equal installments, the first being on the first anniversary of the date of grant. As of September 20, 2011, the option to purchase 40,000 shares had vested or was exercisable within 60 days.

(14) Pursuant to his appointment letter with the Company on November 5, 2009, Mu Ruizhu was granted an option to purchase 80,000 shares of common stock of Company at a fixed exercise price of $3.00 per share. Such option shall be exercisable in four equal installments, the first being on the first anniversary of the date of grant.  As of September 20, 2011, the option to purchase 40,000 shares had vested or was exercisable within 60 days.

(15)  Pursuant to an option agreement with the Company on March 31, 2010, David Ming He was granted an option to purchase 221,125 shares of common stock of Company at a fixed exercise price of $7.97 per share. Such option shall be exercisable in three equal installments, the first being on the first anniversary of the date of grant.  As of September 20, 2011, the option to purchase 73,708 shares had vested or was exercisable within 60 days. Mr. He was granted stock awards in the aggregate amount of 100,000 shares of common stock of the Company pursuant to the Company's 2011 Incentive Stock Plan, 50,000 shares of which were issued to him on March 18, 2011, and the remaining 50,000 shares of which will be issued to the reporting person in six months from March 18, 2011.

* Under 1 percent of the issued and outstanding shares as of September 20, 2011.

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

As of June 30, 2011, all the outstanding balance of the loan has been paid off.

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

Item 14.  Principal Accounting Fees and Services

Audit Fee

The fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2011 were approximately $120,000; and for the review of the interim consolidated financial statements included in quarterly reports for the three quarters ended September 30 and December 31, 2010 and March 31, 2011 were approximately $30,000.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firms for audit-related services during the year ended June 30, 2011.

Tax Fees

The Company incurred approximately $5,000 in fees from its independent registered public accounting firm, Albert Wong & Co., for services of preparing U.S. corporate income tax return during the year ended June 30, 2011.

All Other Fees

The Company did not incur any fees from its independent registered public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees" and “Tax Fees” for the fiscal year ended June 30, 2011.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has policies and procedures regarding the pre-approval of the performance of audit and non-audit services by our independent registered public accounting firm. Our independent registered public accounting firm may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. All services described above were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Footnote	Exhibit No.	Description
(1)	3.1	Articles of Incorporation.

(2)	3.2	Articles of Amendment to the Articles of Incorporation.

(1)	3.3	Bylaws.

(3)	3.4	Articles of Amendment to the Articles of Incorporation, setting forth the Certificate of Designations authorizing the Series A Preferred Stock.

(10)	3.5	Articles of Amendment to the Articles of Incorporation filed on November 2, 2010 with the state of Florida.

(3)	3.6	Specimen of common stock certificate.

(3)	4.1	Form of Series A Warrant, June 2008 Financing.

(3)	4.2	Securities Purchase Agreement, dated as of June 10, 2008, by and among the Company and the Purchasers.

(3)	4.3	First Amendment to Securities Purchase Agreement, dated as of June 23, 2008, by and among the Company and the Purchasers.

(3)	4.4	Registration Rights Agreement, dated as of June 10, 2008, by and among the Company and the Purchasers.

(3)	4.5	Registration Rights Agreement dated as of June 10, 2008, by and among the Company and the Shell Shareholders.

(3)	4.6	Form of Lock-Up Agreement, dated as of June 10, 2008, by and among the Company and certain Shareholders.

(4)	4.7	Form of Series A Warrant, July 2008 Financing.

(4)	4.8	Securities Purchase Agreement, dated as of July 18, 2008, by and among the Company and Blue Ridge Investments, LLC.

(4)	4.9	Registration Rights Agreement, dated as of July 18, 2008, by and among the Company and Blue Ridge Investments, LLC.

(11)	4.1	Shengkai Innovations, Inc. 2011 Incentive Stock Plan

(3)	10.1
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

(3)	10.4	Escrow Agreement, dated as of June 2, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.5	First Amendment to Escrow Agreement, dated as of June 4, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.6	Engagement Letter Agreement between Shengkai and Aegis Capital Corp., dated May 26, 2008.

(3)	10.7	Equity Pledge Agreement, dated as of May 30, 2008.

(3)	10.8	Exclusive Purchase Option Agreement, dated as of May 30, 2008.

(3)	10.9	Consigned Management Agreement, dated as of May 30, 2008.

(3)	10.10	Loan Agreement, dated as of May 30, 2008.

(3)	10.11	Technology Service Agreement, dated as of May 30, 2008.

(3)	10.12	Financial Consulting Agreement, dated as of September 16, 2007 between Shengkai and Mass Harmony Asset Management Limited.

(3)	10.13	Assignment of Intellectual Property, dated as of June 9, 2008 between the company and Michael Jordan.

(4)	10.14	Supplementary Agreement dated as of July 3, 2008 to the Equity Pledge Agreement dated as of May 30, 2008.

(4)	10.15	Securities Escrow Agreement, dated as of July 18, 2008, by and between the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.16	Second Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Vision Opportunity China LP.

(5)	10.17	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Vision Opportunity China LP, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.18	First Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Blue Ridge Investments, LLC.

(5)	10.19	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(6)	10.20	Land Use Agreement dated January 23, 2009, between Shengkai (Tianjin) Ceramic Valves Co., Ltd. and Tianjin Airport Industrial Park Land Bureau.

(8)	10.21	Employment Agreement, dated March 1, 2010, by and between the Company and David Ming He.

(9)	10.22	Warrant Amendment Agreement dated April 30, 2010, by and between Company and Vision Opportunity China, LP.

(9)	10.23	Warrant Amendment Agreement dated April 30, 2010, by and between Company and Blue Ridge Investments LLC.

(12)	10.24	Underwriting Agreement dated as of November 19, 2010 by and between the Registrant and Maxim Group LLC and Global Hunter Securities, LLC

(13)	10.25	Intellectual Property Development Protection Service Agreement with Iron Mountain Intellectual Property Management, Inc. dated as of November 24, 2010

(13)	10.26	Trade Secret Identification and Confirmatory Assignment between the Company and Mr. Chen Wang dated as of November 24, 2010

(13)	10.27	Confidentiality and Rights Agreement between the Company and Mr. Chen Wang dated as of November 24, 2010

(13)	10.28	Confidentiality and Rights Agreement between the Company and Ms. Wei Guo dated as of November 24, 2010

(13)	10.29	Non-Disclosure Letter Agreement between the Company and Ms. Chuanye Guo dated as of November 24, 2010

(14)	10.30	Underwriting Agreement dated as of December 17, 2010 by and between the Registrant and Maxim Group LLC and Global Hunter Securities, LLC

	10.31	Property Lease Agreement, dated September 1, 2011, by and between Tianjin Shengkai and Tianjin Development Zone Binhai Investment Service Co., Ltd.

	10.32	Plant and Office Building Lease Agreement, dated August 3, 2011, by and between Tianjin Shengkai and Tianjin Longhan Jingmi Industrial Co., Ltd.

(7)	14.1	Code of Ethics.

(15)	21.1	List of Subsidiaries.

	23.1	Consent of Independent Registered Public Accounting Firm (BDO China Li Xin Da Hua CPA Co., Ltd.).

	23.2	Consent of Independent Registered Public Accounting Firm (Albert Wong & Co.).

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on May 26, 2005.
(2)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on June 23, 2008.
(4)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 24, 2008.
(5)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 31, 2008.
(6)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on February 13, 2009.
(7)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 6, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on March 1, 2010.
(9)	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 3, 2010.
(10)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on November 15, 2011.
(11)	Incorporated by reference to our proxy statement on Schedule 14A filed with the SEC on January 26, 2011.
(12)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 19, 2010.
(13)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2010.
(14)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 17, 2010.
(15)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on September 28, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tianjin, PRC, on the 26th day of September, 2011.

SHENGKAI INNOVATIONS, INC.

By:	/s/ Wang Chen
Wang Chen
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Wang Chen	September 26, 2011
Wang Chen
Chief Executive Officer (principal executive officer) and Chairman

/s/ David Ming He	September 26, 2011
David Ming He
Chief Financial Officer (principal financial and accounting officer)

/s/ Guo Wei	September 26, 2011
Guo Wei
Director

/s/ Michael Marks	September 26, 2011
Michael Marks
Director

/s/ Jun Leng	September 26, 2011
Jung Leng
Director

/s/ Ruizhu Mu	September 26, 2011
Ruizhu Mu
Director