Form 10-K/A
period 2011-06-30
Shengkai Innovations, Inc.
filed 2011-09-29
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
FORM 10-K/A

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

EXPLANATORY NOTE TO 10-K/A

This Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, originally filed with the Securities and Exchange Commission on September 26, 2011 (the “Original Filing”) is being filed to include the audit report of BDO China Li Xin Hua CPA Co., Ltd. for the fiscal year ended June 30, 2010, which was inadvertently omitted from the Original Filing.

In connection with filing this Amendment No. 1, the Company is also filing currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended. Except as described above, no other amendments are being made to the Original Filing. This Amendment No.1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

Item 8.  Financial Statements and Supplementary Data.

 The below audit report of BDO China Li Xin Da Hua CPA Co., Ltd. shall follow the audit report of Albert Wong & Co. on page F-2 of our Report.

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

/s/ BDO China Li Xin Da Hua CPA Co.,Ltd.

Shenzhen, China

September 28, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tianjin, PRC, on the 29th day of September, 2011.

SHENGKAI INNOVATIONS, INC.

By:	/s/ Wang Chen
Wang Chen
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Wang Chen	September 29, 2011
Wang Chen
Chief Executive Officer (principal executive officer) and Chairman

/s/ David Ming He	September 29, 2011
David Ming He
Chief Financial Officer (principal financial and accounting officer)

/s/ Guo Wei	September 29, 2011
Guo Wei
Director

/s/ Michael Marks	September 29, 2011
Michael Marks
Director

/s/ Jun Leng	September 29, 2011
Jung Leng
Director

/s/ Ruizhu Mu	September 29, 2011
Ruizhu Mu
Director