Form 10-Q
period 2011-09-30
Shengkai Innovations, Inc.
filed 2011-11-09
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock outstanding as of November 9, 2011 is 33,276,611 shares of common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2011 AND JUNE 30, 2011
(Stated in US Dollars)

	September 30, 2011	June 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$62,935,344	$59,870,108
Restricted cash	303,227	1,386,873
Accounts receivable, net	9,841,650	12,623,359
Notes receivable	353,677	217,502
Other receivables[4]	2,752,065	2,722,300
Advances to suppliers	253,991	274,814
Inventories[5]	2,349,231	2,532,485
Total Current Assets	78,789,185	79,627,441
Property, plant and equipment, net[6]	54,092,197	53,921,084
Construction in progress	-	-
Land use rights, net[7]	2,543,774	2,534,059
Other intangible assets, net[8]	5,182,299	5,370,148
TOTAL ASSETS	$140,607,455	$141,452,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable[9]	303,227	1,386,873
Accounts payable	2,912,232	3,829,491
Advances from customers	537,472	227,451
Other payables and accrued expenses[10]	1,045,411	2,350,144
Income tax payable	516,882	1,816,995
Total Current Liabilities	5,315,224	9,610,954
Warrant liabilities	256,472	168,442
Preferred (conversion option) liabilities	1,966,811	5,782,014
TOTAL LIABILITIES	$7,538,507	$15,561,410

Commitments and Contingencies[16]	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2011 AND JUNE 30, 2011
(Stated in US Dollars)

	September 30, 2011	June 30, 2011
STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 shares authorized; 3,087,368 and 5,987,368 issued and outstanding as of September 30, 2011 and June 30, 2011, respectively.[12]	$3,087	$5,987
Common stock - $0.001 par value 100,000,000 shares authorized; 33,276,611 and 29,776,611 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively.	33,277	29,777
Additional paid-in capital	68,501,155	63,554,251
Statutory reserves	11,196,604	11,196,604
Retained earnings	43,613,928	42,669,590
Accumulated other comprehensive income	9,720,897	8,435,113
TOTAL STOCKHOLDER’S EQUITY	133,068,948	125,891,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,607,455	$141,452,732

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

	Three months ended September 30,
	2011	2010

Revenues	$11,011,127	$17,174,516
Cost of sales	(6,196,651)	(7,220,428)
Gross profit	4,814,476	9,954,088
Operating expenses:
Selling expenses	(1,051,480)	(1,602,572)
General and administrative expenses	(3,406,035)	(2,061,646)
Total operating expenses	(4,457,515)	(3,664,218)
Income from operations	356,961	6,289,870
Other income, net	13,473	57,971
Interest income, net	165,942	18,744
Changes in fair value of instruments - gain	926,637	21,704,751
Income before income taxes	1,463,013	28,071,336
Income taxes[12]	(518,675)	(1,126,251)
Net income	944,338	26,945,085
Foreign currency translation adjustment	1,285,784	1,316,026
Comprehensive income	2,230,122	28,261,111

Basic earnings per share[13]	$0.03	$1.16

Diluted earnings per share[13]	$0.03	$0.76

Basic weighted average shares outstanding[13]	32,751,068	23,191,165

Diluted weighted average shares outstanding[13]	36,105,827	35,277,322

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (Stated in US Dollars)

	Three months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$944,338	$26,945,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	929,917	147,044
Amortization	254,089	231,906
Provision for doubtful accounts	44,402	-
(Gain) on disposal of property, plant and equipment	-	(3,780)
Changes in fair value of instruments – (gain)	(926,637)	(21,704,751)
Stock based compensation	2,146,968	1,032,564
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	2,850,347	(2,077,742)
Notes receivable	(133,619)	73,743
Other receivables	(3,304)	(277,752)
Advances to suppliers	23,259	14,624
Inventories	207,172	645,023
Increase (decrease) in liabilities:
Notes payable	(1,093,491)	175,916
Accounts payable	(951,308)	(301,712)
Advances from customers	306,793	(529,844)
Other payables	(1,251,412)	(352,668)
Accruals	(71,761)	616
Income tax payable	(1,313,407)	60,040
Net cash provided by operating activities	1,962,346	4,078,312
Cash flows from investing activities
Proceeds from disposition of property, plant and equipment	(43,661)	-
Purchase of property, plant and equipment	(403,440)	(9,643)
Payment of construction in progress	(131,198)	(4,521,029)
Purchase of intangible assets	-	(1,966)
Increase in advances to suppliers for purchase of equipment and construction	-	(1,011,827)
Decrease/(increase) in restricted cash	1,093,491	(228,148)
Net cash provided by (used in) investing activities	515,192	(5,772,613)

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (Stated in US Dollars)

	Three months ended September 30,
	2011	2010

Net increase (decrease) in cash and cash equivalents	$2,477,538	$(1,694,301)

Effect of exchange rate changes on cash and cash equivalents	587,698	320,989

Cash and cash equivalents–beginning of year	59,870,108	20,995,182

Cash and cash equivalents–end of year	$62,935,344	$19,621,870

Supplementary cash flow information:

Interest received	$165,942	$18,739

Taxes paid	$1,832,081	$1,066,211

Non-cash transaction:
Preferred stock conversion to common stock	$2,900	$-
Common stock issuance	$600	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of SKII and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of SKII and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd. and Shengkai (Tianjin) Limited for the three months ended September 30, 2011 and 2010.

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

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by WFOE, was organized as a corporation under the laws of the People’s Republic of China (“PRC”) on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. It has not started operations as of September 30, 2011.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

1.          ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

SKII, through its subsidiaries is now in the business of manufacturing and sale of industrial ceramic valves and components.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             (a)  Basis of presentation and method of accounting

The unaudited consolidated financial statements of Shengkai innovations, Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management.  Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”) and have been consistently applied in the presentation of financial statements.

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

*Deemed variable interest entity (“VIE”) member

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             (c) Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

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

             (f) Accounts receivable

Accounts receivable are carried at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. Beginning from the year ended June 30, 2011, the management established the general provisioning policy to make allowance equivalent to 100% of accounts receivable aged over 1 year. Additional specific provision is made against accounts receivable to the extent which they are considered to be doubtful.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

             (h) Construction in progress

Construction in progress represents direct costs of construction incurred. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

             (l) Inventories

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. The Company has no reserve for inventories for the three months ended September 30, 2011 and 2010.

             (m) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	September 30,	June 30,
	2011	2011
Cash on hand	$6,287	$1,814
Bank deposits:
Bank of China	87,424	50,578
Industrial and Commercial Bank of China	971,191	961,417
Industrial Bank Co. Ltd.	382,586	447,773
Shanghai Pudong Development Bank	61,144,158	57,770,717
The Hong Kong and Shanghai Banking Corporation Limited	20,687	20,840
JPMorgan Chase Bank	322,569	461,992
China Construction Bank	442	154,977
	$62,935,344	$59,870,108

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The summary of fair values of financial instruments as of September 30 and June 30, 2011 are as follows:

September 30, 2011
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$256,472	$256,472	3	Black-Scholes
Embedded conversion liability	$1,966,811	$1,966,811	3

June 30, 2011
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$168,442	$168,442	3	Black-Scholes
Embedded conversion liability	$5,782,014	$5,782,014	3

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             (n) Fair value of financial instruments (continued)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011	2010
Beginning balance: Derivative liabilities	$5,950,456	$77,802,675
Conversion from preferred to common	(2,800,536)	-
Changes in fair value	(926,637)	(21,704,751)
Ending balance: Derivative liabilities	$2,223,283	$56,097,924

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

There were no sales returns and allowances for the three months ended September 30, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

             (p) Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market is also reflected in cost of revenues.

             (q) Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the three months ended September 30, 2011 and 2010 were $0 and $0, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             (r) Warranty expense

The Company generally provides one year warranty to most customers, or in some cases up to one and a half years. Historically warranty expense has been maintained at a very low percentage of sales revenue; therefore the Company does not accrue, but expenses all warranty expenses as incurred under selling expenses. The Company is closely monitoring warranty expense and will start to accrue it as soon as we identify that warranty expense regularly reaches certain percentage of total revenue. Warranty expenses for the three months ended September 30, 2011 and 2010 were $41,735 and $40,689, respectively.

             (s) Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the three months ended September 30, 2011 and 2010 were $315,191 and $133,346, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred. The retirement benefit expenses included in general and administrative expenses for the three months ended September 30, 2011 and 2010 were $69,990 and $45,714, respectively.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At September 30 and June 30, 2011, the Company did not have a liability for unrecognized tax benefits.

             (w) Value-added tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts of VAT recoverable included in other receivables on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at September 30 and June 30, 2011, respectively, which can be used to offset future VAT that is due on sales.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

September 30, 2011
Balance sheet	RMB 6.40180 to US$1.00
Statement of operations and comprehensive income	RMB 6.42305 to US$1.00
June 30, 2011
Balance sheet	RMB 6.46400 to US$1.00
Statement of operations and comprehensive income	RMB 6.63665 to US$1.00
September 30, 2010
Balance sheet	RMB 6.69810 to US$1.00
Statement of operations and comprehensive income	RMB 6.78032 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

             (y) Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at September 30 and June 30, 2011 amounted to $62,935,344 and $59,870,108, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $11,196,604 and $11,196,604 as at September 30 and June 30, 2011, respectively.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

3.          CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and accounts receivable as of September 30 and June 30, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30 and June 30, 2011, almost all the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

For the three months ended September 30, 2011 and 2010, more than 90% of the Company’s sales were generated from the PRC. In addition, nearly all accounts receivable as of September 30 and June 30, 2011 also arose in the PRC.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

For the three months ended September 30, 2011 and 2010, there was no single customer who accounts for 10% or more of the Company’s revenue. As at September 30 and June 30, 2011, there was no customer who accounts for 10% or more of the Company’s accounts receivable.

For the three months ended September 30, 2011 and 2010, there was no single supplier who accounts for 10% or more of the Company’s purchase. As at September 30 and June 30, 2011, there was no supplier who accounts for 10% or more of the Company’s accounts payable.

4.          OTHER RECEIVABLES
Other receivables consist of the followings:

	September 30, 2011	June 30, 2011

Advance to employees	$30,723	$159,783
Tender deposits	134,815	71,003
Sundry	40,650	1,582
VAT recoverable	2,545,877	2,489,932
	$2,752,065	$2,722,300

5.          INVENTORIES
Inventories consist of the followings:

	September 30, 2011	June 30, 2011

Finished goods	$827,708	$794,972
Work in process	60,659	80,750
Raw materials	1,460,864	1,656,763
	$2,349,231	$2,532,485

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

6.          PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the followings:

	September 30, 2011	June 30, 2011
At cost
Buildings	$40,123,793	$37,585,092
Machinery and equipment	17,388,281	18,699,955
Office equipment	179,466	309,558
Motor vehicles	524,185	486,302
	58,215,725	57,080,907
Less: accumulated depreciation
Buildings	(1,798,454)	(1,265,064)
Machinery and equipment	(2,017,193)	(1,607,358)
Office equipment	(121,547)	(118,135)
Motor vehicles	(186,334)	(169,266)
	(4,123,528)	(3,159,823)
Property, plant and equipment, net	$54,092,197	$53,921,084

Depreciation expenses included in the cost of sales for the three months ended September 30, 2011 and 2010 were $787,941 and $93,136, respectively. Depreciation expenses included in the general and administrative expenses for the three months ended September 30, 2011 and 2010 were $141,975 and $53,908, respectively.

7.          LAND USE RIGHTS
	September 30, 2011	June 30, 2011

Cost of land use rights	$2,981,322	$2,952,634
Less: Accumulated amortization	(437,548)	(418,575)
Land use rights, net	$2,543,774	$2,534,059

Amortization expenses for land use rights for the three months ended September 30, 2011 and 2010 were $14,857 and $4,504, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2012 (for 3 remaining quarters)	$44,720
2013	59,626
2014	59,626
2015	59,626
2016	59,626
Thereafter	2,260,550
$2,543,774

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

8.          OTHER INTANGIBLE ASSETS

	September 30, 2011	June 30, 2011
At cost:
Patent rights	$7,966,509	$7,889,851
Software	1,634,904	1,621,198
	9,601,414	9,511,049
Less: Accumulated amortization
Patent rights	(4,022,306)	(3,786,354)
Software	(396,809)	(354,547)
	(4,419,115)	(4,140,901)
Other intangible assets, net	$5,182,299	$5,370,148

Amortization expenses for other intangible assets for the three months ended September 30, 2011 and 2010 were $239,231 and $227,402 respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2012 (for 3 remaining quarters)	$720,076
2013	960,101
2014	960,101
2015	959,944
2016	957,797
Thereafter	624,280
$5,182,299

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

9.          NOTES PAYABLE

	September 30, 2011	June 30, 2011
Due November 6, 2011	46,237
Due January 6, 2012	31,241
Due January 6, 2012	15,621
Due January 6, 2012	15,621
Due January 6, 2012	15,621
Due January 6, 2012	15,621
Due January 6, 2012	15,621
Due January 6, 2012	15,621
Due January 6, 2012	15,621
Due January 6, 2012	15,621
Due January 6, 2012	15,621
Due January 6, 2012	15,621
Due January 6, 2012	7,810
Due January 6, 2012	7,810
Due January 6, 2012	7,810
Due January 6, 2012	7,810
Due January 6, 2012	7,810
Due January 6, 2012	7,810
Due January 6, 2012	7,810
Due January 6, 2012	7,810
Due January 6, 2012	7,059
Due November 6, 2011, subsequently repaid on due dates		45,792
Due September 30, 2011, subsequently repaid on due dates		154,702
Due September 30, 2011, subsequently repaid on due dates		162,400
Due August 31, 2011, subsequently repaid on due dates		17,172
Due August 21, 2011, subsequently repaid on due dates		719,987
Due August 12, 2011, subsequently repaid on due dates		114,171
Due July 25, 2011, subsequently repaid on due dates		172,649
Total	$303,227	$1,386,877

All the notes payable are subject to bank charges of 0.05% of the face value on each transaction.  Bank charges for notes payable for the three months ended September 30, 2011 and 2010 were $128 and $558 respectively.

The interest-free notes payable are secured by $303,227 and $1,386,873 restricted cash as of September 30 and June 30, 2011, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

10.          OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2011	June 30, 2011

Commission payable	$333,862	$727,372
Expense payable	130,262	181,846
Sundry PRC taxes payable	331,081	983,292
Sundry	49,858	187,907
Accrual	200,348	269,727
	$1,045,411	$2,350,144

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

As of September 30, 2011, the holders of Preferred Shares under the “June 2008 Financing” had converted an aggregate of 4.8 million Preferred Shares into the Company’s Common Stock for the same amount. No Series A Warrants have been exercised, forfeited or expired since issuance.

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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated statement of operations over the requisite service period of the grants. Total compensation expense related to the stock options for the three months ended September 30, 2011 and 2010 were $1,021,468 and $1,032,564, respectively, and were recorded as general and administrative expense.  As of September 30, 2011, there was $4,284,403 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 2010 Plan.  That cost is expected to be recognized over a weighted average period of 1.2 years.  1,200,417 options have vested up to September 30, 2011, out of which none vested during the quarter then ended.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

13.          SHARE-BASED COMPENSATION (CONTINUED)

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

A summary of the Company’s stock option activity as of September 30, 2011, and changes during the three months then ended are presented in the following table:

	Options	Weighted- Average Exercise Price

Outstanding at July 1, 2011	2,211,250	$7.29
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2011	2,211,250	$7.29
Vested at September 30, 2011	1,200,417	$7.61

The following table summarizes information about stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.13	250,125	3.73	$8.13	83,375	$8.13
$3.00	310,000	3.5	$3.00	90,000	$3.00
$7.97	1,651,125	3.5	$7.97	1,027,042	$7.97
	2,211,250	3.53	$7.29	1,200,417	$7.61

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

13.          SHARE-BASED COMPENSATION (CONTINUED)

A summary of the status of the Company’s nonvested shares as of September 30, 2011, and changes during the three months then ended, are presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at July 1, 2011	1,010,833	$5.76
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2011	1,010,833	$5.76

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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. The Company estimates fair value of common stock awards based on the number of shares issued and the quoted price of the Company's common stock on the date of issuance. That cost is fully recognized in the consolidated statement of operations. Total compensation expense related to the common stock awards for the three months ended September 30, 2011 and 2010 was $1,125,500 and $0, respectively, and were recorded as general and administrative expense.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

14.          INCOME TAXES (CONTINUED)

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of September 30, 2011, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of September 30, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, and has not accrued for PRC tax on such basis as of September 30, 2011.  The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  A foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There was no such dividends distributed in the three months ended September 30, 2011 or 2010.

In April 2010, Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the year ended June 30, 2009, we already used income tax rate of 25% to provide and pay for income taxes.  For the period from July 1, 2009 to December 31, 2009, we used income tax rate of 25% to provide and pay for income taxed. After January 1, 2010, we used the preferential income tax rate of 15% to provide and pay for income tax expenses.  We did not record any tax refund receivable as of September 30, 2011 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by the local tax bureau. Income taxes payable was $516,882 and $1,816,995 at September 30 and June 30, 2011, respectively.

Income tax expenses consist of the following:

	For the Three Months Ended September 30,
	2011	2010
Current	$518,675	$1,126,251
Deferred	-	-
Total	$518,675	$1,126,251

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

14.          INCOME TAXES (CONTINUED)

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for three months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30,
	2011	2010

Income before income taxes	$1,463,013	$28,071,336
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(2,166,056)	1,141,736
Income before income taxes from Chinese subsidiaries	3,629,069	29,213,072

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	907,267	7,303,268
Preferential tax rate effect of 10% on Shengkai for the period ended September 30	(362,907)	(750,829)
Permanent difference	(25,685)	-
	$518,675	$1,126,251

15.          EARNINGS PER SHARE

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

15.          EARNINGS PER SHARE (CONTINUED)

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data:

	For the Three Months
	Ended September 30,
	2011	2010
Earnings:
Net income	$944,338	$26,945,085
Earnings for the purpose of basic earnings per share	$944,338	$26,945,085
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$944,338	$26,945,085
Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	32,751,068	23,191,165
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	3,354,759	6,987,368
-Exercise of A Warrants	-	4,915,774
-Exercise of options	-	183,015
Weighted average number of common stock for the purpose of dilutive earnings per share	36,105,827	35,277,322
Earnings per share:
Basic earnings per share	$0.029	$1.162
Dilutive earnings per share	$0.026	$0.764

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

16.          COMMITMENTS AND CONTINGENCY

The manufacturing facility and a headquarters’ building completed in September 2010 are on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts were executed. The total amount of executed contracts was $35,132,286 (RMB224,909,871), of which $33,315,486 (RMB213,279,079) had been paid as of September 30, 2011. The remaining balance of $1,816,800 (RMB11,630,792) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance.

Certain equipment and machinery contracts for the above-mentioned recently completed manufacturing facility were executed. The total amount of executed contracts was $16,335,952 (RMB104,579,500), of which $15,340,100 (RMB98,204,250) had been paid as of September 30, 2011. The remaining balance of $995,852 (RMB6,375,250) primarily represented the amount held from payment as warranty deposit till approximately one year after installation and acceptance.

17.          SEGMENT INFORMATION

The Company is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Nearly all revenues are generated in the PRC and substantially all identifiable assets of the Company are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the three months ended September 30, 2011 and 2010 in terms of customers' industry classification is as follows:

	For the Three Months Ended September 30,
Customer industry	2011	2010
Electric power	$3,504,935	$11,220,835
Petrochemical and chemical	6,717,545	5,273,444
Aluminum, metallurgy and others	788,647	680,237
Total Sales	$11,011,127	$17,174,516

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

19.          SUBSEQUENT EVENTS

The Company evaluated subsequent events through the time of filing this quarterly report on Form 10-Q and no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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

 As a result of the reverse merger, financing and related transactions described in our current report on Form 8-K/A filed with the SEC on June 23, 2008, the Company ceased to be a shell company and became a holding company of Shen Kun International Limited (“Shen Kun”), a company incorporated under the laws of British Virgin Islands on November 7, 2007.  Shen Kun holds 100% of the equity interests in Shengkai (Tianjin) Limited (“SK WFOE”), a wholly foreign owned enterprise organized under the laws of the People’s Republic of China (“PRC”), which, in turn, through contractual relationships, controls the business of Tianjin Shengkai Industrial Technology Development Co., Ltd. (“Tianjin Shengkai”), a PRC company that designs, manufactures and sells ceramic valves.

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

Because SK WFOE and Tianjin Shengkai’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SK WFOE and Tianjin Shengkai, comparing their business results in the three months ended September 30, 2011 to the three months ended September 30, 2010.

General

SK WFOE and Tianjin Shengkai, the entities through which we run our operations, are prominent ceramic valve manufacturers. We have about 17 years of experience and possess a unique method for creating ceramic valves.

We believe that we are one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics, and are able to produce large-sized ceramic valves with calibers of 150mm or more. Our product categories include a broad range of valves in nearly all industries and are sold throughout the PRC, to Europe, North America, Middle East and other countries in the Asia-Pacific region. Totaling over 200 customers, we became a supplier of China Petroleum & Chemical Corporation (“CPCC” or “Sinopec”) in 2005; we joined the supply network of China National Petroleum Corporation (“CNPC”) in 2006 and subsequently received a CNPC Certificate of Material Supplier for valve products in 2011. We are currently the only domestic ceramic valve manufacturer entering into the Sinopec and CNPC supply system.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenue

In recent months, because of the heightened suspicions on the integrity of PRC companies, enquiries into our business and domestic customers mounted by certain shareholders and interested parties without the Company’s approval or endorsement have resulted in severely damaged relations with some of our important domestic customers. This has resulted in considerable loss of business since June 2011, and a higher turnover in our sales agents and representatives. Some of our other customers have seized this opportunity to demand price cuts from us. Meanwhile, some of our competitors also have seized this opportunity to take away our customers.

As a result, revenue for the three months ended September 30, 2011 decreased by $6,163,389 or 35.9% to $11,011,127, from $17,174,516 for the three months ended September 30, 2010. Total ceramic valves output for the quarter ended September 30, 2011 was 1,978 sets, compared with 4,456 sets for the quarter ended September 30, 2010.

Ceramic valve is a relatively new technology with a very low market penetration rate compared to traditional metal valves which are currently prevalent in market. In response to the recent business disruptions and changes in the global ceramic valves industry as described above, management of the Company has decided to gradually phase out its less profitable domestic market segments including the electric power market and focus on expanding its presence in the more profitable domestic and foreign oil and chemical industries. Approximately 92.8% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the three months ended September 30, 2011, compared with 96.0% for the three months ended September 30, 2010.

The electric power industry contributed significantly less to our revenue, generating approximately 31.8% of total revenue for the three months ended September 30, 2011, compared with 65.3% for the three months ended September 30, 2010. Revenue from the electric power industry was $3,504,935 for the three months ended September 30, 2011, a decrease of $7,715,900 or 68.8% from $11,220,835 for the comparable period in fiscal 2011. This decrease was primarily attributable to the business disruptions and hence the strategic shift of market orientation as mentioned above.

Revenue from the petrochemical and chemical industry accounted for approximately 61.0% of total revenue for the three months ended September 30, 2011, compared with 30.7% for the three months ended September 30, 2010. The revenue from the petrochemical and chemical industry was $6,717,545 the three months ended September 30, 2011, an increase of $1,444,101 or 27.4% from $5,273,444 for the comparable period in fiscal 2011. The increase was primarily due to our continuous efforts to market our products to the petrochemical and chemical industry, offset by the impacts from the afore-mentioned business disruptions, though not as much as to the electric power market segment. We focus more marketing efforts on the petrochemical and chemical industries because most of their production and supply processes involve highly corrosive and abrasive media or other severe conditions, and therefore we believe that our ceramic valves are a good fit for these sectors because of their superior durability.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 7.2% of total revenue for the three months ended September 30, 2011, compared with 4.0% for the three months ended September 30, 2010. The revenue for other industries was $788,647 for the three months ended September 30, 2011, an increase of $108,410 or 15.9% from $680,237 for the comparable period in fiscal 2011. Such other industries have not been the Company’s marketing focus because of less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low. In the preceding quarters, there was increased revenue from some iron and steel mills who introduced new blast furnace gas cleaning systems, which require highly anti-abrasive ceramic valves. Orders from those new projects have been completed by the end of the fiscal year ended June 30, 2011.

In the immediate future, we expect that total revenues for the quarter ended December 31, 2011 may continue to drop along with the pace of the Company’s gradual phasing out the electric power and other markets before our efforts towards new customers and new markets pay off. Total revenue is estimated between $10.0 million and $10.5 million.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2011 was $6,196,651, a decrease of $1,023,777 or 14.2% compared to $7,220,428 for the comparable period in fiscal 2011. The cost of sales as a percentage of net revenues increased by approximately 14.3% to 56.3% in the three months ended September 30, 2011 from 42.0% during the comparable period in fiscal 2011.

Gross profit for the three months ended September 30, 2011 was $4,814,476, a decrease of $5,139,612 or 51.6% compared to $9,954,088 for the comparable period in fiscal 2011. The decrease was attributable to both decrease in revenue and increase in costs. The gross margin for the three months ended September 30, 2011 was 43.7%, compared to 58.0% for the comparable period in fiscal 2011. The decrease in gross margin between the two comparison periods was primarily attributed to increase in depreciation expenses and material costs, which were spread over a smaller revenue base. During the past twelve months, new fixed assets of approximately $49.2 million were added to property, plant and equipment. The corresponding additional depreciation expenses recorded in cost of goods sold was approximately $0.7 million for the quarter ended September 30, 2011. Since the fourth quarter of fiscal 2011, prices for steel raw materials and steel die-casting components, our major raw materials, had increased by approximately 13% compared with those in the quarter ended September 30, 2010.

We estimate that our gross margin for the next quarter ended December 31, 2011 would remain at a similar level as that for the current quarter.

Selling Expenses

Selling expenses for the three months ended September 30, 2011 were $1,051,480, a decrease of $551,092 or 34.4%, from $1,602,572 for the comparable period in fiscal 2011. The major component of selling expenses was commissions paid to agents for introducing new sales, which was approximately $0.9 million for the three months ended September 30, 2011, a decrease of approximately $0.5 million or 35.9% from approximately $1.4 million for the three months ended September 30, 2010. Selling expenses as a percentage of total sales revenue increased slightly to 9.5% for the three months ended September 30, 2011 from 9.3% for the comparable period in fiscal 2011, as some other minor components of selling expenses are relatively rigid and did not diminish proportionally to revenue decrease. Since commissions, the major component of selling expenses, are a fixed percentage of revenue, we expect selling expenses for the future quarters to change proportionately with revenue change.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended September 30, 2011 were $3,406,035, an increase of $1,344,389 or 65.2% compared to $2,061,646 for the comparable period in fiscal 2011. Included in G&A expenses for the three months ended September 30, 2011 was a non-cash charge of $2,146,968, which was the share-based compensation costs on i) the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan, and ii) the stock awards to management and key employees issued in September 2011, under the Company’s 2011 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2011 was $1,032,564. G&A expenses (excluding the non-cash items) for the three months ended September 30, 2011 were $1,259,067, an increase of $229,985 or 22.3% compared to $1,029,082 for the comparable period in fiscal 2011.The increase in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2011 and 2012 was primarily attributable to the increase in depreciation costs from $53,908 to $141,975 as a result of the new headquarters building, as well as increase in research and development costs from $133,346 to $315,191. The amortization of land use rights and other intangible assets for the three months ended September 30, 2011 was $254,089, an increase of $22,183 or 9.6% compared to $231,906 for the comparable period in fiscal 2011.

Changes in Fair Value of Instruments

For the three months ended September 30, 2011, the Company incurred non-cash gain in an aggregate amount of approximately $0.9 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended September 30, 2011. Fair value of the instruments was primarily a function of the price of our common stock. A decrease in our stock price over the three months resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period. For the comparable period in fiscal 2011, the Company recognized a non-cash gain of approximately $21.7 million due to the decrease in our stock price over that period.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2011 was $518,675, a decrease of $607,576 or 53.9% from $1,126,251 for the comparable period in fiscal 2011. Excluding the approximately $2.1 million share-based compensation cost and the approximately $0.9 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $2.7 million for the three months ended September 30, 2011 compared with approximately $7.4 million for the comparable period in fiscal 2011, after adjusting for the approximately $1.0 million share-based compensation cost and approximately $21.7 million gain from changes in fair value of instruments. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, compared with the standard tax rate of 25%.

Net Income

Net income (per U.S. GAAP) for the three months ended September 30, 2011 was $944,338, a decrease of $26,000,747 or 96.5% from $26,945,085 for the comparable period in fiscal 2011. Based on a greater weighted average number of shares, diluted earnings per share were $0.03 compared to diluted earnings per share of $0.76 in the first quarter of fiscal 2011. During the first quarter, the number of diluted shares was 36,105,827 compared with 35,277,322 diluted shares in the first quarter of fiscal 2011.

Excluding the approximately $2.1 million share-based compensation cost and the approximately $0.9 million gain from changes in fair value of instruments, adjusted net income (non-GAAP) was approximately $2.2 million for the three months ended September 30, 2011 compared with approximately $6.3 million for the comparable period in fiscal 2011, after adjusting for the approximately $1.0 million share-based compensation cost and approximately $21.7 million gain from changes in fair value of instruments. The decrease was attributable to the factors described above. Based on a greater weighted average number of shares, non-GAAP earnings were $0.06 per diluted share compared with $0.18 per diluted share in the first quarter of fiscal 2011.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the three months ended September 30, 2011 were $59,870,108 and increased to $62,935,344 by the end of the period, an increase of $3,065,236 or 5.1%.  The increase was primarily attributable to the internal cash flows generated from operations, release of restricted cash, as well as effects of exchange rate change.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,962,346 for the three months ended September 30, 2011, a decrease of $2,115,966 or 51.9% from $4,078,312 for the comparable period in fiscal 2011. The adjusted net income, after deducting the non-cash gain from changes in fair value of instruments and adding back the non-cash share-based compensation cost, was $2,164,669 for the three months ended September 30, 2011, a decrease of $4,108,229 or 65.5% from $6,272,898 for the comparable period in fiscal 2011. The decrease in net cash inflow from operations was primarily attributable to the decrease in net income, despite the reduced working capital used between the two comparable periods in fiscal 2012 and fiscal 2011, as reflected by larger cash provided by changes in accounts receivable offset by decreased notes, accounts and other payables over the three months ended September 30, 2011 and 2010, respectively.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $515,192 for the three months ended September 30, 2011, compared to net cash used of $5,772,613 for the three months ended September 30, 2010, an increase in cash inflow of $6,287,805. The change was primarily attributable to significant reduction in capital expenditures and decrease in restricted cash incurred during the three months ended September 30, 2011 compared to the same period in fiscal 2011.

Net Cash Provided by Financing Activities

There was no cash provided by or used in financing activities for the three months ended September 30, 2011 or 2010.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, PRC and the bid price was approximately $1.9 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company due to pay the bid price in full by March 25, 2009. The land was purchased to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled $35,132,286 (RMB224,909,871), of which $33,315,486 (RMB213,279,079) had been paid as of September 30, 2011. The remaining balance of $1,816,800 (RMB11,630,792) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance. Certain equipment and machinery contracts for the above-mentioned recently completed manufacturing facility have also been executed, total amount of which was approximately $16,335,952 (RMB104,579,500), of which $15,340,100 (RMB98,204,250) had been paid as of September 30, 2011. The remaining balance of $995,853 (RMB6,375,250) primarily represented the amount held from payment as warranty deposit till approximately one year after installation and acceptance.

Trends

In response to the recent business disruptions and changes in the global ceramic valves industry as described above, management of the Company has decided to gradually phase out its less profitable domestic market segments including the electric power market and focus on expanding its presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices than the domestic Chinese market. The Company plans to substantially raise prices to match industry levels and to reflect its superior product quality. The Company also expects to streamline operations through headcount reduction and other cost-saving measures to conserve capital and reduce the impact of any revenue loss during this transition. Finally, the Company plans to leverage its self-developed ceramic material technologies to continue in-house and joint research and development of innovative and superior-performance products for the international oil and chemical markets and commit its resources to expanding the acceptance of its products overseas.

As such, we expect that in the immediately following quarter ended December 31, 2011, revenue from the electric power industry would continue to drop, and major contribution to our sales would be from the petrochemical and chemical industry. We estimate that for the quarter ended December 31, 2011, total revenue would be between $10.0 million and $10.5 million, and gross margin would be approximately 43%. We expect the Company to continue to run with positive but significantly reduced cash flow from operations. Such decrease may persist until our marketing and sales efforts on some new customers and projects pay off, and the expansion in the international market picks up meaningfully. Successful penetration into international oil and chemical markets would also require the Company to obtain various certifications, including but not limited to ISO14000 and OHSAS 18000 and other firm-specific supplier qualifications, which will take time to go through various application procedures, develop new products and invest in additional or different equipment.

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

The following table summarizes our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$2,812,653	$2,812,653	$-	-

(1) Capital expenditures are commitments for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 16 - Commitments and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters building. The total amount of executed contracts was $35,132,286 (RMB224,909,871), of which $33,315,486 (RMB213,279,079)  had been paid as of September 30, 2011. The construction of both the manufacturing facility and the headquarters building were substantially completed in September 2010. The Company has also executed certain equipment and machinery contracts totaling $16,335,952 (RMB104,579,500), of which $15,340,100 (RMB98,204,250) had been paid as of September 30, 2011.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and David Ming He, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2011. Based upon that evaluation, the Company’s CEO and CFO also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1.       Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.    Risk Factors.

N/A.

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.       (Removed and Reserved).

Item 5.       Other Information.

None.

Item 6.       Exhibits.

 (a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGKAI INNOVATIONS, INC.

Date: November 9, 2011	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer)

Date: November 9, 2011	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer
(principal financial and accounting officer)