Form 10-Q
period 2011-12-31
Shengkai Innovations, Inc.
filed 2012-02-09
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock outstanding as of February 9, 2012 is 33,276,611 shares of common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2011 AND JUNE 30, 2011
(Stated in US Dollars)

	December 31, 2011	June 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$68,951,971	$59,870,108
Restricted cash	258,740	1,386,873
Accounts receivable, net	6,458,486	12,623,359
Notes receivable	176,142	217,502
Other receivables (Note 4)	2,775,388	2,722,300
Advances to suppliers	305,279	274,814
Inventories (Note 5)	2,750,851	2,532,485
Total Current Assets	81,676,857	79,627,441
Property, plant and equipment, net (Note 6)	53,695,199	53,921,084
Land use rights, net (Note 7)	2,546,088	2,534,059
Other intangible assets, net (Note 8)	4,975,929	5,370,148
TOTAL ASSETS	$142,894,073	$141,452,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable (Note 9)	258,740	1,386,873
Accounts payable	2,402,331	3,829,491
Advances from customers	624,353	227,451
Other payables and accrued expenses (Note 10)	884,091	2,350,144
Income tax payable	533,162	1,816,995
Total Current Liabilities	4,702,677	9,610,954
Warrant liabilities	64,153	168,442
Preferred (conversion option) liabilities	1,329,045	5,782,014
TOTAL LIABILITIES	$6,095,875	$15,561,410

Commitments and Contingencies (Note 16)	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2011 AND JUNE 30, 2011
(Stated in US Dollars)

	December 31, 2011	June 30, 2011

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 shares authorized; 3,087,368 and 5,987,368 issued and outstanding as of December 31, 2011 and June 30, 2011, respectively. (Note 12)	3,087	$5,987
Common stock - $0.001 par value 100,000,000 shares authorized; 33,276,611 and 29,776,611 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively.	33,277	29,777
Additional paid-in capital	69,522,623	63,554,251
Statutory reserves	11,196,604	11,196,604
Retained earnings	45,396,012	42,669,590
Accumulated other comprehensive income	10,646,595	8,435,113
TOTAL STOCKHOLDER’S EQUITY	136,798,198	125,891,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	142,894,073	$141,452,732

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010

Revenues	$10,293,828	$22,372,827	$21,304,955	$39,547,343
Cost of sales	(5,966,161)	(9,121,882)	(12,162,812)	(16,342,310)
Gross profit	4,327,667	13,250,945	9,142,143	23,205,033
Operating expenses:
Selling expenses	(1,024,253)	(1,986,395)	(2,075,733)	(3,588,967)
General and administrative expenses	(2,040,607)	(2,448,367)	(5,446,642)	(4,510,013)
Total operating expenses	(3,064,860)	(4,434,762)	(7,522,375)	(8,098,980)
Income from operations	1,262,807	8,816,183	1,619,768	15,106,053
Other income, net	40,568	(376)	54,041	57,595
Interest income, net	180,740	14,885	346,682	33,629
Changes in fair value of instruments - gain	830,085	7,602,384	1,756,722	29,307,135
Income before income taxes	2,314,200	16,433,076	3,777,213	44,504,412
Income taxes (Note 14)	(532,116)	(1,568,776)	(1,050,791)	(2,695,027)
Net income	1,782,084	14,864,300	2,726,422	41,809,385
Foreign currency translation adjustment	925,698	1,254,302	2,211,482	2,570,328
Comprehensive income	$2,707,782	$16,118,602	$4,937,904	$44,379,713

Basic earnings per share (Note 15)	$0.05	$0.61	$0.08	$1.76

Diluted earnings per share (Note 15)	$0.05	$0.42	$0.08	$1.18

Basic weighted average shares outstanding (Note 15)	33,276,611	24,294,785	33,013,839	23,739,960

Diluted weighted average shares outstanding (Note 15)	36,363,979	35,579,888	36,234,903	35,454,103

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
 (Stated in US Dollars)

	Six months ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$2,726,422	$41,809,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,866,042	361,584
Amortization	510,253	506,685
Provision for doubtful accounts	110,259	-
(Gain) on disposal of property, plant and equipment	(10,584)	(3,320)
Changes in fair value of instruments – (gain)	(1,756,722)	(29,307,135)
Stock based compensation	3,168,436	2,233,261
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	6,227,905	(4,893,834)
Notes receivable	45,972	73,743
Other receivables	31,363	(1,198,389)
Advances to suppliers	(26,318)	195,777
Inventories	(177,693)	(1,032,384)
Increase (decrease) in liabilities:
Notes payable	(1,139,952)	(1,164,962)
Accounts payable	(1,480,002)	2,570,463
Advances from customers	389,850	(718,498)
Other payables and accrued expenses	(1,491,281)	206,610
Income tax payable	(1,300,673)	483,425
Net cash provided by operating activities	7,693,277	10,122,411
Cash flows from investing activities
(Expenditure for) proceeds from disposition of property, plant and equipment	(487)	517
Purchase of property, plant and equipment	(44,556)	(54,430)
Payment of construction in progress	(492,277)	(6,692,941)
Purchase of intangible assets	-	(1,966)
Increase in advances to suppliers for purchase of equipment and construction	(132,035)	(1,216,447)
Decrease in restricted cash	1,139,952	793,205
Net cash provided by (used in) investing activities	470,597	(7,172,062)

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
 (Stated in US Dollars)

	Six months ended December 31,
	2011	2010

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	-	17,466,689
Net cash provided by financing activities	-	17,466,689

Net increase in cash and cash equivalents	$8,163,874	$20,417,038

Effect of exchange rate changes on cash and cash equivalents	917,989	715,117

Cash and cash equivalents–beginning of year	59,870,108	20,995,182

Cash and cash equivalents–end of year	$68,951,971	$42,127,337

Supplementary cash flow information:

Interest received	$346,682	$33,631

Taxes paid	$2,351,462	$2,211,602

Non-cash transaction:
Preferred stock conversion to common stock	$-	$-
Common stock issuance	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of SKII and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of SKII and the historical financial statements of Shen Kun. The 1,562,500 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd. and Shengkai (Tianjin) Limited for the periods ended December 31, 2011 and 2010.

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

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by WFOE, was organized as a corporation under the laws of the People’s Republic of China (“PRC”) on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. It has not started operations as of December 31, 2011.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. The Company has no reserve for inventories for the three and six months ended December 31, 2011 and 2010.

(m)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	December 31, 2011	June 30, 2011
Cash on hand	$1,547	$1,814
Bank deposits:
Industrial and Commercial Bank of China	133,882	50,578
Bank of China	993,185	961,417
Industrial Bank Co. Ltd.	318,500	447,773
Shanghai Pudong Development Bank	67,393,574	57,770,717
The Hong Kong and Shanghai Banking Corporation Limited	20,683	20,840
JPMorgan Chase Bank	90,129	461,992
China Construction Bank	471	154,977
	$68,951,971	$59,870,108

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

The summary of fair values of financial instruments as of December 31 and June 30, 2011 are as follows:

December 31, 2011
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$64,153	$64,153	3	Black-Scholes
Embedded conversion liability	$1,329,045	$1,329,045	3

June 30, 2011
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$168,442	$168,442	3	Black-Scholes
Embedded conversion liability	$5,782,014	$5,782,014	3

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Fair value of financial instruments (continued)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2011 and 2010:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010

Beginning balance: Derivative liabilities	$2,223,283	$56,097,924	$5,950,456	$77,802,675
Issuance of derivative warrants	-	718,390	-	718,390
Conversion from preferred to common	-	-	(2,800,536)	-
Changes in fair value	(830,085)	(7,602,384)	(1,756,722)	(29,307,135)
Ending balance: Derivative liabilities	$1,393,198	$49,213,930	$1,393,198	$49,213,930

(o)	Revenue recognition

Revenue represents the invoiced value of goods sold and is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable, and
- Collection is reasonably assured.

There were no sales returns and allowances for the three and six months ended December 31, 2011 and 2010. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

(p)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market is also reflected in cost of revenues.

(q)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the three and six months ended December 31, 2011 and 2010 were $0.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Warranty expense

The Company generally provides one year warranty to most customers, or in some cases up to one and a half years. Historically warranty expense has been maintained at a very low percentage of sales revenue; therefore the Company does not accrue, but expenses all warranty expenses as incurred under selling expenses. The Company is closely monitoring warranty expense and will start to accrue it as soon as we identify that warranty expense regularly reaches certain percentage of total revenue. Warranty expenses for the three months ended December 31, 2011 and 2010 were $49,431 and $52,110, and for the six months ended December 31, 2011 and 2010 were $91,166 and $91,296, respectively.

(s)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the three months ended December 31, 2011 and 2010 were $80,562 and $148,196, and for the six months ended December 31, 2011 and 2010 were $395,753 and $281,542, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred. The retirement benefit expenses included in general and administrative expenses for the three months ended December 31, 2011 and 2010 were $76,180 and $52,340, and for the six months ended December 31, 2011 and 2010 were $146,170 and $98,054, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At December 31 and June 30, 2011, the Company did not have a liability for unrecognized tax benefits.

(w)	Value-added tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts of VAT recoverable included in other receivables on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at December 31 and June 30, 2011, respectively, which can be used to offset future VAT that is due on sales.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

December 31, 2011
Balance sheet	RMB 6.35850 to US$1.00
Statement of operations and comprehensive income (3 months)	RMB 6.3710 to US$1.00
Statement of operations and comprehensive income (6 months)	RMB 6.3892 to US$1.00

June 30, 2011
Balance sheet	RMB 6.46400 to US$1.00
Statement of operations and comprehensive income	RMB 6.63665 to US$1.00

December 31, 2010
Balance sheet	RMB 6.61180 to US$1.00
Statement of operations and comprehensive income (3 months)	RMB 6.66702 to US$1.00
Statement of operations and comprehensive income (6 months)	RMB 6.72367 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(y)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at December 31 and June 30, 2011 amounted to $68,950,423 and $59,868,294, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

On December 31, 2003, Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $11,196,604 and $11,196,604 as at December 31 and June 30, 2011, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ab)	Recent accounting pronouncements (continued)

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and accounts receivable as of December 31 and June 30, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31 and June 30, 2011, almost all the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

For the three and six months ended December 31, 2011 and 2010, more than 90% of the Company’s sales were generated from the PRC. In addition, nearly all accounts receivable as of December 31 and June 30, 2011 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counterparties of the financial instruments fail to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Company does not require collateral from customers or debtors.

For the three and six months ended December 31, 2011 and 2010, there was no single customer who accounts for 10% or more of the Company’s revenue. As at December 31 and June 30, 2011, there was no customer who accounts for 10% or more of the Company’s accounts receivable.

For the three and six months ended December 31, 2011 and 2010, there was no single supplier who accounts for 10% or more of the Company’s purchase. As at December 31 and June 30, 2011, there was no supplier who accounts for 10% or more of the Company’s accounts payable.

4.	OTHER RECEIVABLES

Other receivables consist of the followings:

	December 31, 2011	June 30, 2011

Advance to employees	$40,057	$159,783
Tender deposits	95,469	71,003
Sundry	40,926	1,582
VAT recoverable	2,598,936	2,489,932
	$2,775,388	$2,722,300

5.	INVENTORIES

Inventories consist of the followings:

	December 31, 2011	June 30, 2011

Finished goods	$1,062,803	$794,972
Work in process	44,272	80,750
Raw materials	1,643,776	1,656,763
	$2,750,851	$2,532,485

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	December 31, 2011	June 30, 2011
At cost
Buildings	$40,596,128	$37,585,092
Machinery and equipment	17,506,691	18,699,955
Office equipment	182,423	309,558
Motor vehicles	457,874	486,302
	$58,743,116	57,080,907
Less: accumulated depreciation
Buildings	(2,292,868)	(1,265,064)
Machinery and equipment	(2,464,900)	(1,607,358)
Office equipment	(128,319)	(118,135)
Motor vehicles	(161,830)	(169,266)
	(5,047,917)	(3,159,823)
Property, plant and equipment, net	$53,695,199	$53,921,084

Depreciation expenses included in the cost of sales for the three months ended December 31, 2011 and 2010 were $855,387 and $193,396, and for the six months ended December 31, 2011 and 2010 were $1,643,328 and $286,532, respectively. Depreciation expenses included in the general and administrative expenses for the three months ended December 31, 2011 and 2010 were $80,739 and $21,144, and for the six months ended December 31, 2011 and 2010 were $222,714 and $75,052, respectively.

7.	LAND USE RIGHTS

	December 31, 2011	June 30, 2011

Cost of land use rights	$3,001,624	$2,952,634
Less: Accumulated amortization	(455,536)	(418,575)
Land use rights, net	$2,546,088	$2,534,059

Amortization expenses for land use rights for the three months ended December 31, 2011 and 2010 were $14,979 and $43,513 and for the six months ended December 31, 2011 and 2010 were $29,836 and $48,017, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2012 (for 2 remaining quarters)	$30,016
2013	60,032
2014	60,032
2015	60,032
2016	60,032
Thereafter	2,275,942
$2,546,088

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

8.	OTHER INTANGIBLE ASSETS

	December 31, 2011	June 30, 2011
At cost:
Patent rights	$8,020,760	$7,889,851
Software	1,646,037	1,621,198
	9,666,797	9,511,049
Less: Accumulated amortization
Patent rights	(4,250,216)	(3,786,354)
Software	(440,652)	(354,547)
	(4,690,868)	(4,140,901)
Other intangible assets, net	$4,975,929	$5,370,148

Amortization expenses for other intangible assets for the three months ended December 31, 2011 and 2010 were $241,186 and $231,266, and for the six months ended December 31, 2011 and 2010 were $480,417 and $458,668 respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2012 (for 2 remaining quarters)	$483,320
2013	966,639
2014	966,639
2015	965,901
2016	964,319
Thereafter	629,111
$4,975,929

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

9.	NOTES PAYABLE

	December 31, 2011	June 30, 2011
Due January 6, 2012, subsequently repaid on due dates	31,454
Due January 6, 2012, subsequently repaid on due dates	15,727
Due January 6, 2012, subsequently repaid on due dates	15,727
Due January 6, 2012, subsequently repaid on due dates	15,727
Due January 6, 2012, subsequently repaid on due dates	15,727
Due January 6, 2012, subsequently repaid on due dates	15,727
Due January 6, 2012, subsequently repaid on due dates	15,727
Due January 6, 2012, subsequently repaid on due dates	15,727
Due January 6, 2012, subsequently repaid on due dates	15,727
Due January 6, 2012, subsequently repaid on due dates	15,727
Due January 6, 2012, subsequently repaid on due dates	15,727
Due January 6, 2012, subsequently repaid on due dates	7,863
Due January 6, 2012, subsequently repaid on due dates	7,863
Due January 6, 2012, subsequently repaid on due dates	7,863
Due January 6, 2012, subsequently repaid on due dates	7,863
Due January 6, 2012, subsequently repaid on due dates	7,863
Due January 6, 2012, subsequently repaid on due dates	7,863
Due January 6, 2012, subsequently repaid on due dates	7,863
Due January 6, 2012, subsequently repaid on due dates	7,863
Due January 6, 2012, subsequently repaid on due dates	7,112
Due November 6, 2011, subsequently repaid on due dates		45,792
Due September 30, 2011, subsequently repaid on due dates		154,702
Due September 30, 2011, subsequently repaid on due dates		162,400
Due August 31, 2011, subsequently repaid on due dates		17,172
Due August 21, 2011, subsequently repaid on due dates		719,987
Due August 12, 2011, subsequently repaid on due dates		114,171
Due July 25, 2011, subsequently repaid on due dates		172,649
Total	$258,740	$1,386,873

All the notes payable are subject to bank charges of 0.05% of the face value on each transaction.  Bank charges for notes payable for the three months ended December 31, 2011 and 2010 were $0 and $205, and for the six months ended December 31, 2011 and 2010 were $128 and $763, respectively.

The interest-free notes payable are secured by $258,740 and $1,386,873 restricted cash as of December 31 and June 30, 2011, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

10.	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2011	June 30, 2011

Commission payable	$279,691	$727,372
Expense payable	120,946	181,846
Sundry PRC taxes payable	291,995	983,292
Sundry	46,151	187,907
Accrual	145,308	269,727
	$884,091	$2,350,144

11.	PUBLIC OFFERINGS AND WARRANTS ISSUED IN 2010

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

On July 18, 2008, the Company sold 1,971,842 shares of Preferred Shares and stock purchase warrants for cash consideration totaling $5 million dollars (the “July 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased with the Warrants are summarized in the following table:

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

As of December 31, 2011, the holders of Preferred Shares under the “June 2008 Financing” had converted an aggregate of 4.8 million Preferred Shares into the Company’s Common Stock for the same amount. No Series A Warrants have been exercised, forfeited or expired since issuance.

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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated statement of operations over the requisite service period of the grants. Total compensation expense related to the stock options for the three months ended December 31, 2011 and 2010 were $1,021,468 and $1,021,468, and for the six months ended December 31, 2011 and 2010 were $2,042,936 and $2,054,032, respectively, and were recorded as

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

13.	SHARE-BASED COMPENSATION (CONTINUED)

general and administrative expense.  As of December 31, 2011, there was $3,262,938 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 2010 Plan.  That cost is expected to be recognized over a weighted average period of 0.9 year.  1,290,417 options have vested up to December 31, 2011, out of which 90,000 options vested during the quarter then ended.

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

A summary of the Company’s stock option activity as of December 31, 2011, and changes during the three months then ended are presented in the following table:

	Options	Weighted-Average Exercise Price

Outstanding at October 1, 2011	2,211,250	$7.29
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2011	2,211,250	$7.29

Vested at December 31, 2011	1,290,417	$7.29

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$8.13	250,125	3.47	$8.13	83,375	$8.13
$3.00	310,000	3.25	$3.00	180,000	$3.00
$7.97	1,651,125	3.25	$7.97	1,027,042	$7.97
	2,211,250	3.28	$7.29	1,290,417	$7.29

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

13.	SHARE-BASED COMPENSATION (CONTINUED)

A summary of the status of the Company’s nonvested shares as of December 31, 2011, and changes during the three months then ended, are presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at October 1, 2011	1,010,833	$5.76
Granted	-	-
Vested	90,000	6.61
Forfeited	-	-
Nonvested at December 31, 2011	920,833	$5.68

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

On March 18, 2011 and June 22, 2011, our Board of Directors approved to grant an aggregate of 1,200,000 and 1,470,000 shares, respectively, of the Company’s common stock as stock awards under the 2011 Plan to certain key employees in order to incentivize them and retain their valued services with the Company. 2,070,000 of the approved stock awards were issued during the fiscal year ended June 30, 2011 and the remaining 600,000 shares were issued during the quarter ended September 30, 2011.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. The Company estimates fair value of common stock awards based on the number of shares issued and the quoted price of the Company's common stock on the date of issuance. That cost is fully recognized in the consolidated statement of operations. Total compensation expense related to the common stock awards for the three months ended December 31, 2011 and 2010 was $0 and $0, and for the six months ended December 31, 2011 and 2010 was $1,125,500 and $0, respectively, and were recorded as general and administrative expense.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

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

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of December 31, 2011, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of December 31, 2011, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, and has not accrued for PRC tax on such basis as of December 31, 2011.  The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  A foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There was no such dividends distributed in the three and six months ended December 31, 2011 or 2010.

In April 2010, Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the year ended June 30, 2009, we already used income tax rate of 25% to provide and pay for income taxes.  For the period from July 1, 2009 to December 31, 2009, we used income tax rate of 25% to provide and pay for income taxed. After January 1, 2010, we used the preferential income tax rate of 15% to provide and pay for income tax expenses.  We did not record any tax refund receivable as of December 31, 2011 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by the local tax bureau. Income taxes payable was $533,162 and $1,816,995 at December 31 and June 30, 2011, respectively.

Income tax expenses consist of the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Current	$532,116	$1,568,776	$1,050,791	$2,695,027
Deferred	-	-	-	-
Total	$532,116	$1,568,776	$1,050,791	$2,695,027

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

14.	INCOME TAXES (CONTINUED)

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for three and six months ended December 31, 2011 and 2010 is as follows:

	For the Three Months Ended December 31,
	2011	2010

Income before income taxes	$2,314,200	$16,433,076
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(1,229,882)	5,974,571
Income before income taxes from Chinese subsidiaries	3,544,082	10,458,505

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	886,021	2,614,626
Preferential tax rate effect of 10% on Shengkai for the period ended December 31	(354,408)	(1,045,850)
Permanent difference	503	-
	$532,116	$1,568,776

	For the Six Months Ended December 31,
	2011	2010

Income before income taxes	$3,777,213	$44,504,412
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(3,395,938)	26,537,586
Income before income taxes from Chinese subsidiaries	7,173,151	17,966,826

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	1,793,288	4,491,706
Preferential tax rate effect of 10% on Shengkai for the period ended December 31	(717,315)	(1,796,679)
Permanent difference	(25,182)	-
	$1,050,791	$2,695,027

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

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

The calculation of the basic and diluted earnings per share attributable to the common stockholders is based on the following data:

	For the Three Months Ended December 31,
	2011	2010
Earnings:
Net income	$1,782,084	$14,864,300
Earnings for the purpose of basic earnings per share	$1,782,084	$14,864,300
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$1,782,084	$14,864,300

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	33,276,611	24,294,785
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	3,087,368	6,987,368
-Exercise of A Warrants	-	4,136,473
-Exercise of options	-	161,262

Weighted average number of common stock for the purpose of dilutive earnings per share	36,363,979	35,579,888

Earnings per share:
Basic earnings per share	$0.05	$0.61

Dilutive earnings per share	$0.05	$0.42

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

15.	EARNINGS PER SHARE (CONTINUED)

	For the Six Months Ended December 31,
	2011	2010
Earnings:
Net income	$2,726,422	$41,809,385
Earnings for the purpose of basic earnings per share	$2,726,422	$41,809,385
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$2,726,422	$41,809,385

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	33,013,839	23,739,960
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	3,221,064	6,987,368
-Exercise of A Warrants	-	4,553,862
-Exercise of options	-	172,913

Weighted average number of common stock for the purpose of dilutive earnings per share	36,234,903	35,454,103

Earnings per share:
Basic earnings per share	$0.08	$1.76

Dilutive earnings per share	$0.08	$1.18

16.	COMMITMENTS AND CONTINGENCY

The manufacturing facility and a headquarters’ building completed in September 2010 are on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts were executed. The total amount of executed contracts was $35,371,530 (RMB224,909,871), of which $33,714,211 (RMB214,371,810) had been paid as of December 31, 2011. The remaining balance of $1,657,319 (RMB10,538,061) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance.

Certain equipment and machinery contracts for the above-mentioned recently completed manufacturing facility were executed. The total amount of executed contracts was $16,447,197 (RMB104,579,500), of which $15,444,562 (RMB98,204,250) had been paid as of December 31, 2011. The remaining balance of $1,002,634 (RMB6,375,250) primarily represented the amount held from payment as warranty deposit till approximately one year after installation and acceptance.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

17.	SEGMENT INFORMATION

The Company is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Nearly all revenues are generated in the PRC and substantially all identifiable assets of the Company are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the three and six months ended December 31, 2011 and 2010 in terms of customers' industry classification is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Customer industry	2011	2010	2011	2010
Electric power	$2,644,785	$15,955,298	$6,149,720	$27,176,133
Petrochemical and chemical	7,064,166	5,320,938	13,781,711	10,594,382
Aluminum, metallurgy and others	584,877	1,096,591	1,373,524	1,776,828
Total Sales	$10,293,828	$22,372,827	$21,304,955	$39,547,343

18.	AMENDMENT TO ARTICLES OF INCORPORATION

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

At the Company’s 2012 Annual Meeting of Stockholders held on December 22, 2011, the stockholders of the Company approved a one-for-two reverse stock split (“Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Company intends to implement the Reverse Stock Split to maintain a minimum closing bid price of $1.00 to regain compliance with the continued listing requirements of the NASDAQ Global Market. As of the date of this report, the time to effect the Reverse Stock Split has not yet been decided.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “Shengkai Innovations,” “VALV,” “the Company,” “we,” “us,” and “our” are to Shengkai Innovations, Inc.

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

Because SK WFOE and Tianjin Shengkai’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SK WFOE and Tianjin Shengkai, comparing their business results for the three and six months ended December 31, 2011 to the three and six months ended December 31, 2010.

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

On September 16, 2011, we announced that we will be phasing out our less profitable domestic market segments including the electric power market and focusing on expanding our presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices than the domestic Chinese market.

Results of Operations

Comparison of the Three Months Ended December 31, 2011 and 2010

Revenue

Revenue for the three months ended December 31, 2011 decreased by $12,078,999 or 54.0% to $ $10,293,828, from $22,372,827 for the three months ended December 31, 2010. Total ceramic valves output for the quarter ended December 31, 2011 was 1,784 sets, compared with 5,350 sets for the quarter ended December 31, 2010. This is in line with our previous forecasts announcing the loss of customers and business in the domestic market, particularly in electric power industry.

Approximately 94.3% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the three months ended December 31, 2011, compared with 95.1% for the three months ended December 31, 2010.

Unlike previously, the electric power industry contributed significantly less to our revenue, generating approximately 25.7% of total revenue for the three months ended December 31, 2011, compared with 71.3% for the three months ended December 31, 2010. Revenue from the electric power industry was $2,644,785 for the three months ended December 31, 2011, a decrease of $13,310,513 or 83.4% from $15,955,298 for the comparable period in fiscal 2011..

Revenue from the petrochemical and chemical industry accounted for approximately 68.6% of total revenue for the three months ended December 31, 2011, compared with 23.8% for the three months ended December 31, 2010. The revenue from the petrochemical and chemical industry was $7,064,166 for the three months ended December 31, 2011, an increase of $1,743,228 or 32.8% from $5,320,938 for the comparable period in fiscal 2011. The increase was primarily due to our continuous efforts to market our products to the petrochemical and chemical industry. This was unfortunately insufficient to negate the loss of revenues in the electric power market segment. We will continue to focus more marketing efforts on the petrochemical and chemical industries because most of their production and supply processes involve highly corrosive and abrasive media or other severe conditions, and therefore we believe that our ceramic valves are a good fit for these sectors because of their superior durability compared to traditional metal valves.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 5.7% of total revenue for the three months ended December 31, 2011, compared with 4.9% for the three months ended December 31, 2010. The revenue for other industries was $584,877 for the three months ended December 31, 2011, a decrease of $511,714 or 46.7% from $1,096,591 for the comparable period in fiscal 2011. Such other industries have not been the Company’s marketing focus because of less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low. In the preceding quarters, there was increased revenue from some iron and steel mills who introduced new blast furnace gas cleaning systems, which require highly anti-abrasive ceramic valves. Orders from those new projects have been completed by the end of the fiscal year ended June 30, 2011.

In the immediate future, we expect that total revenues for the quarter ended March 31, 2012 would continue to drop along with the pace of the Company’s gradual phasing out the electric power and other markets before our efforts towards new customers and new markets pay off. In line with this new strategy the Company has substantially raised prices to match international industry levels and to reflect its superior product quality. The average selling price of a set of ceramic valve increased from $4,243 in the quarter ended December 31, 2010 to $5,386 in the quarter ended December 31, 2011, both calculated at the exchange rate for the nearest quarter. The Company plans to continue to raise our selling price at a gradual pace in future periods. This significant price increase would temporarily be at the impact of the domestic market before it gradually adjusts and accepts the new pricing. In addition, the quarter ended March 31 each year is traditionally the slowest season of a year due to the long holidays in China. Production is typically shut down for nearly three weeks for the Chinese New Year holidays. We estimate total revenue for the quarter ended March 31, 2012 to be approximately $5.5 million.

Cost of Sales and Gross Profit

Cost of sales for the three months ended December 31, 2011 was $5,966,161, a decrease of $3,155,721 or 34.6% compared to $9,121,882 for the comparable period in fiscal 2011. The cost of sales as a percentage of net revenues increased by approximately 17.2% to 58.0% in the three months ended December 31, 2011 from 40.8% during the comparable period in fiscal 2011.

Gross profit for the three months ended December 31, 2011 was $4,327,667, a decrease of $8,923,278 or 67.3% compared to $13,250,945 for the comparable period in fiscal 2011. The decrease was attributable to both decrease in revenue and increase in costs. The gross margin for the three months ended December 31, 2011 was 42.0%, compared to 59.2% for the comparable period in fiscal 2011. The decrease in gross margin between the two comparison periods was primarily attributed to increase in depreciation expenses and material costs, which were spread over a smaller revenue base. During the past twelve months, new fixed assets of approximately $46.4 million were added to property, plant and equipment. The corresponding additional depreciation expenses recorded in cost of goods sold was approximately $0.6 million for the quarter ended December 31, 2011. Since the fourth quarter of fiscal 2011, prices for steel raw materials and steel die-casting components, our major raw materials, had increased by approximately 13% compared with those in the quarter ended December 31, 2010.

We estimate that our gross margin for the next quarter ended March 31, 2012 would be between 45% and 50% with combined effects of increased average price but lower total sales.

Selling Expenses

Selling expenses for the three months ended December 31, 2011 were $1,024,253, a decrease of $962,142 or 48.4%, from $1,986,395 for the comparable period in fiscal 2011. The major component of selling expenses was commissions paid to agents for introducing new sales, which was approximately $0.8 million for the three months ended December 31, 2011, a decrease of approximately $1.0 million or 54.0% from approximately $1.8 million for the three months ended December 31, 2010. Selling expenses as a percentage of total sales revenue increased to 10.0% for the three months ended December 31, 2011 from 8.9% for the comparable period in fiscal 2011, as some other minor components of selling expenses are relatively rigid and did not diminish proportionally to revenue decrease. Since commissions, the major component of selling expenses, are a fixed percentage of revenue, we expect selling expenses for the future quarters to change proportionately with revenue.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended December 31, 2011 were $2,040,607, a decrease of $407,760 or 16.7% compared to $2,448,367 for the comparable period in fiscal 2011. Included in G&A expenses for the three months ended December 31, 2011 was a non-cash charge of $1,021,468, which was the share-based compensation costs on the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2011 was $1,200,697. G&A expenses (excluding the non-cash items) for the three months ended December 31, 2011 were $1,019,139, a decrease of $228,531 or 18.3% compared to $1,247,670 for the comparable period in fiscal 2011.The decrease in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2011 and 2012 was primarily attributable to the decrease in expenses and professional fees incurred for our U.S. capital market-related activities from $248,157 to $106,843 as well as decrease in research and development costs from $148,196 to $80,562.

Changes in Fair Value of Instruments

For the three months ended December 31, 2011, the Company incurred non-cash gain in an aggregate amount of approximately $0.8 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended December 31, 2011. Fair value of the instruments was primarily a function of the price of our common stock. A decrease in our stock price over the three months resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period. For the comparable period in fiscal 2011, the Company recognized a non-cash gain of approximately $7.6 million due to the decrease in our stock price over that period.

Provision for Income Taxes

Provision for income taxes for the three months ended December 31, 2011 was $532,116, a decrease of $1,036,660 or 66.1% from $1,568,776 for the comparable period in fiscal 2011. Excluding the approximately $1.0 million share-based compensation cost and the approximately $0.8 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $2.5 million for the three months ended December 31, 2011 compared with approximately $10.0 million for the comparable period in fiscal 2011, after adjusting for the approximately $1.2 million share-based compensation cost and approximately $7.6 million gain from changes in fair value of instruments. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, compared with the standard tax rate of 25%.

Net Income

Net income (per U.S. GAAP) for the three months ended December 31, 2011 was $1,782,084, a decrease of $13,082,216 or 88.0% from $14,864,300 for the comparable period in fiscal 2011. Based on a greater weighted average number of shares, diluted earnings per share were $0.05 compared to diluted earnings per share of $0.42 in the second quarter of fiscal 2011. During the second quarter of fiscal 2012, the number of diluted shares was 36,363,979 compared with 35,579,888 diluted shares in the second quarter of fiscal 2011.

Excluding the approximately $1.0 million share-based compensation cost and the approximately $0.8 million gain from changes in fair value of instruments, adjusted net income (non-GAAP) was approximately $2.0 million for the three months ended December 31, 2011 compared with approximately $8.5 million for the comparable period in fiscal 2011, after adjusting for the approximately $1.2 million share-based compensation cost and approximately $7.6 million gain from changes in fair value of instruments. The decrease was attributable to the factors described above. Based on a greater weighted average number of shares, non-GAAP earnings were $0.05 per diluted share compared with $0.24 per diluted share in the second quarter of fiscal 2011.

Comparison of the Six Months Ended December 31, 2011 and 2010

Revenue

Revenue for the six months ended December 31, 2011 decreased by $18,242,388 or 46.1% to $ 21,304,955, from $39,547,343 for the six months ended December 31, 2010. Total ceramic valves output for the six months ended December 31, 2011 was 3,762 sets, compared with 9,806 sets for the six months ended December 31, 2010.  This is in line with our previous forecasts announcing the loss of customers and business in the domestic market, particularly in electric power industry.

Approximately 93.6% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the six months ended December 31, 2011, compared with 95.5% for the six months ended December 31, 2010.

Unlike previously, the electric power industry contributed significantly less to our revenue, generating approximately 28.9% of total revenue for the six months ended December 31, 2011, compared with 68.7% for the six months ended December 31, 2010. Revenue from the electric power industry was $6,149,720 for the six months ended December 31, 2011, a decrease of $21,026,413 or 77.4% from $27,176,133 for the comparable period in fiscal 2011.

Revenue from the petrochemical and chemical industry accounted for approximately 64.7% of total revenue for the six months ended December 31, 2011, compared with 26.8% for the six months ended December 31, 2010. The revenue from the petrochemical and chemical industry was $13,781,711 for the six months ended December 31, 2011, an increase of $3,187,329 or 30.1% from $10,594,382 for the comparable period in fiscal 2011. The increase was primarily due to our continuous efforts to market our products to the petrochemical and chemical industry.  This was unfortunately insufficient to negate the loss of  revenues in the electric power market segment. We will continue to focus more marketing efforts on the petrochemical and chemical industries because most of their production and supply processes involve highly corrosive and abrasive media or other severe conditions, and therefore we believe that our ceramic valves are a good fit for these sectors because of their superior durability compared to traditional metal valves.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 6.4% of total revenue for the six months ended December 31, 2011, compared with 4.5% for the six months ended December 31, 2010. The revenue for other industries was $1,373,524 for the six months ended December 31, 2011, a decrease of $403,304 or 22.7% from $1,776,828 for the comparable period in fiscal 2011. Such other industries have not been the Company’s marketing focus because of less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low. In the preceding quarters, there was increased revenue from some iron and steel mills who introduced new blast furnace gas cleaning systems, which require highly anti-abrasive ceramic valves. Orders from those new projects have been completed by the end of the fiscal year ended June 30, 2011.

Cost of Sales and Gross Profit

Cost of sales for the six months ended December 31, 2011 was $12,162,812, a decrease of $4,179,498 or 25.6% compared to $16,342,310 for the comparable period in fiscal 2011. The cost of sales as a percentage of net revenues increased by approximately 15.8% to 57.1% in the six months ended December 31, 2011 from 41.3% during the comparable period in fiscal 2011.

Gross profit for the six months ended December 31, 2011 was $9,142,143, a decrease of $14,062,890 or 60.6% compared to $23,205,033 for the comparable period in fiscal 2011. The decrease was attributable to both decrease in revenue and increase in costs. The gross margin for the six months ended December 31, 2011 was 42.9%, compared to 58.7% for the comparable period in fiscal 2011. The decrease in gross margin between the two comparison periods was primarily attributed to increase in depreciation expenses and material costs, which were spread over a smaller revenue base. During the past twelve months, new fixed assets of approximately $46.4 million were added to property, plant and equipment. The corresponding additional depreciation expenses recorded in cost of goods sold was approximately $1.4 million for the six months ended December 31, 2011. Since the fourth quarter of fiscal 2011, prices for steel raw materials and steel die-casting components, our major raw materials, had increased by approximately 13% compared with those in the six-month period ended December 31, 2010.

Selling Expenses

Selling expenses for the six months ended December 31, 2011 were $2,075,733, a decrease of $1,513,234 or 42.2%, from $3,588,967 for the comparable period in fiscal 2011. The major component of selling expenses was commissions paid to agents for introducing new sales, which was approximately $1.7 million for the six months ended December 31, 2011, a decrease of approximately $1.5 million or 46.1% from approximately $3.2 million for the six months ended December 31, 2010. Selling expenses as a percentage of total sales revenue increased slightly to 9.7% for the six months ended December 31, 2011 from 9.1% for the comparable period in fiscal 2011, as some other minor components of selling expenses are relatively rigid and did not diminish proportionally to revenue decrease.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the six months ended December 31, 2011 were $5,446,642, an increase of $936,629 or 20.8% compared to $4,510,013 for the comparable period in fiscal 2011. Included in G&A expenses for the six months ended December 31, 2011 was a non-cash charge of $3,168,436, which was the share-based compensation costs on i) the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan, and ii) the stock awards to management and key employees issued in September 2011, under the Company’s 2011 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2011 was $2,233,261. G&A expenses (excluding the non-cash items) for the six months ended December 31, 2011 were $2,278,206, an increase of $1,454 or 0.1% compared to $2,276,752 for the comparable period in fiscal 2011.The increase in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2011 and 2012 was primarily attributable to the increase in depreciation costs from $75,052 to $222,714 as a result of the new headquarters building, as well as increase in research and development costs from $281,542 to $395,753. The amortization of land use rights and other intangible assets for the six months ended December 31, 2011 was $510,253, an increase of $3,568 or 0.7% compared to $506,685 for the comparable period in fiscal 2011.

Changes in Fair Value of Instruments

For the six months ended December 31, 2011, the Company incurred non-cash gain in an aggregate amount of approximately $1.8 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the six months ended December 31, 2011. Fair value of the instruments was primarily a function of the price of our common stock. A decrease in our stock price over the six months resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period. For the comparable period in fiscal 2011, the Company recognized a non-cash gain of approximately $29.3 million due to the decrease in our stock price over that period.

Provision for Income Taxes

Provision for income taxes for the six months ended December 31, 2011 was $1,050,791 a decrease of $1,644,236 or 61.0% from $2,695,027 for the comparable period in fiscal 2011. Excluding the approximately $3.2 million share-based compensation cost and the approximately $1.8 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $5.2 million for the six months ended December 31, 2011 compared with approximately $17.4 million for the comparable period in fiscal 2011, after adjusting for the approximately $2.2 million share-based compensation cost and approximately $29.3 million gain from changes in fair value of instruments. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, compared with the standard tax rate of 25%.

Net Income

Net income (per U.S. GAAP) for the six months ended December 31, 2011 was $2,726,422, a decrease of $39,082,963 or 93.5% from $41,809,385 for the comparable period in fiscal 2011. Based on a greater weighted average number of shares, diluted earnings per share were $0.08 compared to diluted earnings per share of $1.18 for the comparable period in fiscal 2011. For the six months ended December 31, 2011, the number of diluted shares was 36,234,903 compared with 35,454,103 diluted shares for the comparable period in fiscal 2011.

Excluding the approximately $3.2 million share-based compensation cost and the approximately $1.8 million gain from changes in fair value of instruments, adjusted net income (non-GAAP) was approximately $4.1 million for the six months ended December 31, 2011 compared with approximately $14.7 million for the comparable period in fiscal 2011, after adjusting for the approximately $2.2 million share-based compensation cost and approximately $29.3 million gain from changes in fair value of instruments. The decrease was attributable to the factors described above. Based on a greater weighted average number of shares, non-GAAP earnings were $0.11 per diluted share compared with $0.42 per diluted share for the comparable period in fiscal 2011.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the six months ended December 31, 2011 were $59,870,108 and increased to $68,951,971 by the end of the period, an increase of $9,081,863 or 15.2%.  The increase was primarily attributable to the internal cash flows generated from operations, release of restricted cash, as well as effects of exchange rate change.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $7,693,277 for the six months ended December 31, 2011, a decrease of $2,429,134 or 24.0% from $10,122,411 for the comparable period in fiscal 2011. The adjusted net income, after deducting the non-cash gain from changes in fair value of instruments and adding back the non-cash share-based compensation cost, was $4,138,136 for the six months ended December 31, 2011, a decrease of $10,597,375 or 71.9% from $14,735,511 for the comparable period in fiscal 2011. The decrease in net cash inflow from operations was primarily attributable to the decrease in net income, despite the reduced working capital used between the two comparable periods in fiscal 2012 and fiscal 2011, as reflected by larger cash provided by changes in accounts receivable and less cash consumed by changes in inventories, offset by decreased accounts payable and other payables over the six months ended December 31, 2011 and 2010, respectively.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $470,597 for the six months ended December 31, 2011, compared to net cash used of $7,172,062 for the six months ended December 31, 2010, an increase in cash inflow of $7,642,659. The change was primarily attributable to significant reduction in capital expenditures and decrease in restricted cash incurred during the six months ended December 31, 2011 compared to the same period in fiscal 2011.

Net Cash Provided by Financing Activities

There was no cash provided by or used in financing activities for the six months ended December 31, 2011. Net cash provided by financing activities was $17,466,689 for the comparable period in fiscal 2011, attributable to the proceeds from issuance of common stock in the public offering during the period, net of offering costs.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, PRC and the bid price was approximately $1.9 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company due to pay the bid price in full by March 25, 2009. The land was purchased to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled $35,371,530 (RMB224,909,871), of which $33,714,211 (RMB214,371,810) had been paid as of December 31, 2011. The remaining balance of $1,657,319 (RMB10,538,061) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance. Certain equipment and machinery contracts for the above-mentioned recently completed manufacturing facility have also been executed, total amount of which was approximately $16,447,197 (RMB104,579,500), of which $15,444,562 (RMB98,204,250) had been paid as of December 31, 2011. The remaining balance of $1,002,634 (RMB6,375,250) primarily represented the amount held from payment as warranty deposit till approximately one year after installation and acceptance.

Trends

In response to the recent business disruptions and changes in the global ceramic valves industry as described above, management of the Company has decided to gradually phase out its less profitable domestic market segments including the electric power market and focus on expanding its presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices than the domestic Chinese market. The Company plans to continue to substantially raise prices to match industry levels and to reflect its superior product quality. The Company also expects to streamline operations through headcount reduction and other cost-saving measures to conserve capital and reduce the impact of any revenue loss during this transition. Finally, the Company plans to leverage its self-developed ceramic material technologies to continue in-house and joint research and development of innovative and superior-performance products for the international oil and chemical markets and commit its resources to expanding the acceptance of its products overseas.

As such, we expect that in the immediately following quarter ended March 31, 2012, revenue from the electric power industry would continue to drop, and major contribution to our sales would be from the petrochemical and chemical industry. We estimate that for the quarter ended March 31, 2012, total revenue would be approximately $5.5 million, and gross margin would be between 45% and 50%. We expect the Company to continue to run with positive but significantly reduced cash flow from operations. Such decrease may persist until our marketing and sales efforts on some new customers and projects pay off, and the expansion in the international market picks up meaningfully. Successful penetration into international oil and chemical markets would also require the Company to obtain various certifications, including but not limited to ISO14000, OHSAS18000 and other firm-specific supplier qualifications, which will take time to go through various application procedures, develop new products and invest in additional or different equipment.

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

The following table summarizes our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$2,659,953	$2,659,953	$-	-

(1) Capital expenditures are commitments for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 16 - Commitments and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters building. The total amount of executed contracts was $35,371,530 (RMB224,909,871), of which $33,714,211 (RMB214,371,810)  had been paid as of December 31, 2011. The construction of both the manufacturing facility and the headquarters building were substantially completed in September 2010. The Company has also executed certain equipment and machinery contracts totaling $16,447,197 (RMB104,579,500), of which $15,444,562 (RMB98,204,250) had been paid as of December 31, 2011.

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

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and David Ming He, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended December 31, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.	Risk Factors.

N/A.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

 (a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGKAI INNOVATIONS, INC.

Date: February 9, 2012	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer)

Date: February 9, 2012	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer
(principal financial and accounting officer)