Form 10-Q
period 2012-03-31
Shengkai Innovations, Inc.
filed 2012-05-14
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the Registrant’s common stock outstanding as of May 14, 2012 is 17,196,070 shares of common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2012 AND JUNE 30, 2011
(Stated in US Dollars)

	March 31, 2012	June 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$69,562,772	$59,870,108
Restricted cash	124,350	1,386,873
Accounts receivable, net	6,349,763	12,623,359
Notes receivable	39,566	217,502
Other receivables (Note 4)	2,807,525	2,722,300
Advances to suppliers	494,020	274,814
Inventories (Note 5)	2,922,567	2,532,485
Total Current Assets	82,300,563	79,627,441
Property, plant and equipment, net (Note 6)	53,359,039	53,921,084
Construction in progress	-	-
Land use rights, net (Note 7)	2,547,103	2,534,059
Other intangible assets, net (Note 8)	4,764,240	5,370,148
TOTAL ASSETS	$142,970,945	$141,452,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable (Note 9)	124,350	1,386,873
Accounts payable	1,160,876	3,829,491
Advances from customers	668,405	227,451
Other payables and accrued expenses (Note 10)	819,255	2,350,144
Income tax payable	296,905	1,816,995
Total Current Liabilities	3,069,791	9,610,954
Warrant liabilities	41,237	168,442
Preferred (conversion option) liabilities	1,272,153	5,782,014
TOTAL LIABILITIES	$4,383,181	$15,561,410

Commitments and Contingencies (Note 16)	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2012 AND JUNE 30, 2011
(Stated in US Dollars)

	March 31, 2012	June 30, 2011

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 shares authorized; 3,087,368 and 5,987,368 issued and outstanding as of March 31, 2012 and June 30, 2011, respectively. (Note 12)	3,087	$5,987
Common stock - $0.001 par value 100,000,000 shares authorized; 16,638,307 and 14,888,306 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively.*	16,638	14,889
Additional paid-in capital	70,551,003	63,569,139
Statutory reserves	11,196,604	11,196,604
Retained earnings	45,292,775	42,669,590
Accumulated other comprehensive income	11,527,657	8,435,113
TOTAL STOCKHOLDER’S EQUITY	138,587,764	125,891,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	142,970,945	$141,452,732

*The number of shares of common stock has been retroactively restated to reflect the Reverse Stock Split effected on March 9, 2012.

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
 (Stated in US Dollars)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011

Revenues	$5,680,510	$26,636,369	$26,985,465	$66,183,712
Cost of sales	(3,058,282)	(11,451,853)	(15,221,094)	(27,794,163)
Gross profit	2,622,228	15,184,516	11,764,371	38,389,549
Operating expenses:
Selling expenses	(727,696)	(2,325,547)	(2,803,429)	(5,914,514)
General and administrative expenses	(2,172,307)	(5,319,344)	(7,618,949)	(9,829,357)
Total operating expenses	(2,900,003)	(7,644,891)	(10,422,378)	(15,743,871)
Income (loss) from operations	(277,775)	7,539,625	1,341,993	22,645,678
Other income, net	20,802	160,066	74,843	217,661
Interest income, net	371,290	106,937	717,972	140,566
Changes in fair value of instruments - gain	79,808	21,339,398	1,836,530	50,646,533
Income before income taxes	194,125	29,146,026	3,971,338	73,650,438
Income taxes (Note 14)	(297,362)	(1,906,700)	(1,348,153)	(4,601,727)
Net income (loss)	(103,237)	27,239,326	2,623,185	69,048,711
Foreign currency translation adjustment	881,061	1,254,302	3,092,543	3,824,630
Comprehensive income	$777,824	$28,493,628	$5,715,728	$72,873,341

Basic earnings (loss) per share* (Note 15)	$(0.01)	$2.03	$0.16	$5.58

Diluted earnings (loss) per share* (Note 15)	$(0.01)	$1.46	$0.14	$3.83

Basic weighted average shares outstanding* (Note 15)	16,638,307	13,397,126	16,550,398	12,373,274

Diluted weighted average shares outstanding* (Note 15)	16,638,307	18,603,965	18,138,809	18,050,558

* The earnings (losses) per share data and the weighted average shares outstanding for all periods have been retroactively restated to reflect the 1-for-2 reverse stock split effected on March 9, 2012.

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011
 (Stated in US Dollars)
	Nine months ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$2,623,185	$69,048,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,819,280	1,055,894
Amortization	768,943	755,458
Provision for doubtful accounts	185,531	-
(Gain) on disposal of property, plant and equipment	(10,584)	(3,320)
Changes in fair value of instruments – (gain)	(1,836,530)	(50,646,533)
Stock based compensation	4,180,178	6,351,696
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	6,302,473	(6,121,940)
Notes receivable	183,875	(41,873)
Other receivables	18,132	(907,745)
Advances to suppliers	(213,519)	192,572
Inventories	(332,232)	(692,866)
Increase (decrease) in liabilities:
Notes payable	(1,394,120)	(999,199)
Accounts payable	(2,887,770)	2,117,933
Advances from customers	430,011	(648,322)
Other payables and accrued expenses	(1,561,822)	806,187
Income tax payable	(1,540,673)	800,699
Net cash provided by operating activities	7,734,358	21,067,352
Cash flows from investing activities
Proceeds from disposition of property, plant and equipment	(487)	517
Purchase of property, plant and equipment	(52,973)	(70,553)
Payment of construction in progress	(494,230)	(8,035,404)
Purchase of intangible assets	-	(1,966)
Increase in advances to suppliers for purchase of equipment and construction	(132,035)	(2,146,049)
Decrease/(increase) in restricted cash	1,276,189	175,038
Net cash provided by (used in) investing activities	596,464	(10,078,417)

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011
 (Stated in US Dollars)

	Nine months ended March 31,
	2012	2011

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	-	17,466,689
Net cash provided by financing activities	-	17,466,689

Net increase (decrease) in cash and cash equivalents	$8,330,822	$28,455,624

Effect of exchange rate changes on cash and cash equivalents	1,361,842	1,066,560

Cash and cash equivalents–beginning of year	59,870,108	20,995,182

Cash and cash equivalents–end of year	$69,562,772	$50,517,366

Supplementary cash flow information:

Interest received	$717,972	$140,568

Taxes paid	$2,888,824	$3,801,029

Non-cash transaction:
Preferred stock conversion to common stock	$-	$-
Common stock issuance	$-	$3,054,000

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Shengkai Innovations, Inc. (“SKII”) was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008, SKII has only nominal operations and assets. On October 23, 2008, SKII changed its name from Southern Sauce Company, Inc. to Shengkai Innovations, Inc.

On June 9, 2008, SKII executed a reverse-merger with Shen Kun International Limited (“Shen Kun”) by an exchange of shares whereby SKII issued 10,275,000 shares of common stock at $0.001 par value in exchange for all Shen Kun shares. Immediately after the closing of the reverse-merger, SKII had a total of 11,056,250 shares of common stock outstanding, with the Shen Kun shareholders (and their assignees) owning approximately 92.9% of the outstanding common stock on a non-diluted basis. Shen Kun became a wholly-owned subsidiary of SKII. (All common stock based data in the financial statements and accompanying notes has been retroactively restated to reflect the Reverse Stock Split effected on March 9, 2012. Please refer to Note 18.)

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of SKII and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of SKII and the historical financial statements of Shen Kun. The 781,250 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd. and Shengkai (Tianjin) Limited for the periods ended March 31, 2012 and 2011.

Shen Kun formed Sheng Kai (Tianjin) Ceramic Valves Co., Ltd., which was renamed to Shengkai (Tianjin) Limited in April 2010 (“SK WFOE”), which entered into a series of agreements with Tianjin Shengkai Industrial Technology Development Co., Ltd (“Tianjin Shengkai”) including but not limited to consigned management, technology service, loan, exclusive purchase option, equity pledge, etc. The agreements were entered on May 30, 2008. As a result of entering the abovementioned agreements, SK WFOE deem to control Tianjin Shengkai as a variable interest entity as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10 (formerly FASB Interpretation No. 46 (revised March 2003) Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51).

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by SK WFOE, was organized as a corporation under the laws of the People’s Republic of China (“PRC”) on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. It has not started operations as of March 31, 2012.

In connection with the reverse merger transaction, on June 11, 2008, SKII sold 5,915,526 Units for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit. Each Unit consists of one share of Southern Sauce Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into 0.5 share of common stock, par value $0.001 per share (the “Common Stock”), and one Series A Warrant to purchase Common Stock equal to 120% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares (“Warrant”). Additionally, on July 18, 2008, SKII sold 1,971,842 Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit. Each Unit consists of one Preferred Share, convertible into 0.5 share of Common Stock, par value $0.001 per share, and one Warrant to purchase Common Stock equal to 120% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. The Company has no reserve for inventories for the three and nine months ended March 31, 2012 and 2011.

(m)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	March 31,	June 30,
	2012	2011
Cash on hand	$1,244	$1,814
Bank deposits:
China Construction Bank	436	154,977
Industrial and Commercial Bank of China	46,665	50,578
Bank of China	209,239	961,417
Industrial Bank Co. Ltd.	395,412	447,773
Shanghai Pudong Development Bank	68,877,278	57,770,717
The Hong Kong and Shanghai Banking Corporation Limited	20,666	20,840
JPMorgan Chase Bank	-	461,992
Bank of America	11,832	-
	$69,562,772	$59,870,108

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

The summary of fair values of financial instruments as of March 31, 2012 and June 30, 2011 are as follows:

March 31, 2012
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$41,237	$41,237	3	Black-Scholes
Embedded conversion liability	$1,272,153	$1,272,153	3

June 30, 2011
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$168,442	$168,442	3	Black-Scholes
Embedded conversion liability	$5,782,014	$5,782,014	3

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Fair value of financial instruments (continued)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Beginning balance: Derivative liabilities	$1,393,198	$49,213,930	$5,950,456	$77,802,675
Issuance of derivative warrants	-	-	-	718,390
Conversion from preferred to common	-	-	(2,800,536)	-
Changes in fair value	(79,808)	(21,339,398)	(1,836,530)	(50,646,533)
Ending balance: Derivative liabilities	$1,313,390	$27,874,532	$1,313,390	$27,874,532

(o)	Revenue recognition

Revenue represents the invoiced value of goods sold and is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable, and
- Collection is reasonably assured.

There were no sales returns and allowances for the three and nine months ended March 31, 2012 and 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

(p)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market is also reflected in cost of revenues.

(q)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the three and nine months ended March 31, 2012 were $634, and for the comparable periods ended March 31, 2011 were $0.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Warranty expense

The Company generally provides one year warranty to most customers, or in some cases up to one and a half years. Historically warranty expense has been maintained at a very low percentage of sales revenue; therefore the Company does not accrue, but expenses all warranty expenses as incurred under selling expenses. The Company is closely monitoring warranty expense and will start to accrue it as soon as we identify that warranty expense regularly reaches certain percentage of total revenue. Warranty expenses for the three months ended March 31, 2012 and 2011 were $60,707 and $35,693, and for the nine months ended March 31, 2012 and 2011 were $151,873 and $126,989, respectively.

(s)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the three months ended March 31, 2012 and 2011 were $225,344 and $92,388, and for the nine months ended March 31, 2012 and 2011 were $621,097 and $373,930, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred. The retirement benefit expenses included in general and administrative expenses for the three months ended March 31, 2012 and 2011 were $62,715 and $61,748, and for the nine months ended March 31, 2012 and 2011 were $208,885 and $159,802, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)). – AN INTERPRETATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At March 31, 2012 and June 30, 2011, the Company did not have a liability for unrecognized tax benefits.

(w)	Value-added tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts of VAT recoverable included in other receivables on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at March 31, 2012 and June 30, 2011, respectively, which can be used to offset future VAT that is due on sales.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

March 31, 2012
Balance sheet	RMB 6.3185 to US$1.00
Statement of operations and comprehensive income (3 months)	RMB 6.3088 to US$1.00
Statement of operations and comprehensive income (9 months)	RMB 6.3626 to US$1.00

June 30, 2011
Balance sheet	RMB 6.46400 to US$1.00
Statement of operations and comprehensive income	RMB 6.63665 to US$1.00

March 31, 2011
Balance sheet	RMB 6.5601 to US$1.00
Statement of operations and comprehensive income (3 months)	RMB 6.5804 to US$1.00
Statement of operations and comprehensive income (9 months)	RMB 6.5235 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(y)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at March 31, 2012 and June 30, 2011 amounted to $69,561,528 and $59,868,294, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(z)	Statutory reserves

As stipulated by the PRC’s Company Law and as provided in SK WFOE and Tianjin Shengkai’s Articles of Association, SK WFOE and Tianjin Shengkai’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

On December 31, 2003, Tianjin Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $11,196,604 and $11,196,604 as at March 31, 2012 and June 30, 2011, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ab)	Recent accounting pronouncements (continued)

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This guidance is effective for interim and annual periods ending after June 15, 2011. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2012 and June 30, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2012 and June 30, 2011, almost all the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

For the three and nine months ended March 31, 2012 and 2011, more than 90% of the Company’s sales were generated from the PRC. In addition, nearly all accounts receivable as of March 31, 2012 and June 30, 2011 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counterparties of the financial instruments fail to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Company does not require collateral from customers or debtors.

For the three and nine months ended March 31, 2012 and 2011, there was no single customer who accounts for 10% or more of the Company’s revenue. As at March 31, 2012 and June 30, 2011, there was no customer who accounts for 10% or more of the Company’s accounts receivable.

For the three and nine months ended March 31, 2012 and 2011, there was no single supplier who accounts for 10% or more of the Company’s purchase. As at March 31, 2012 and June 30, 2011, there was no supplier who accounts for 10% or more of the Company’s accounts payable.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

4. OTHER RECEIVABLES

Other receivables consist of the followings:

	March 31, 2012	June 30, 2011

Advance to employees	$58,875	$159,783
Tender deposits	60,064	71,003
Sundry	41,185	1,582
VAT recoverable	2,647,401	2,489,932
	$2,807,525	$2,722,300

5. INVENTORIES

Inventories consist of the followings:

	March 31, 2012	June 30, 2011

Finished goods	$1,096,366	$794,972
Work in process	25,830	80,750
Raw materials	1,800,371	1,656,763
	$2,922,567	$2,532,485

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	March 31, 2012	June 30, 2011
At cost
Buildings	$41,120,837	$37,585,092
Machinery and equipment	17,625,500	18,699,955
Office equipment	183,578	309,558
Motor vehicles	460,771	486,302
	59,390,686	57,080,907
Less: accumulated depreciation
Buildings	(2,801,453)	(1,265,064)
Machinery and equipment	(2,917,223)	(1,607,358)
Office equipment	(135,226)	(118,135)
Motor vehicles	(177,745)	(169,266)
	(6,031,647)	(3,159,823)
Property, plant and equipment, net	$53,359,039	$53,921,084

Depreciation expenses included in the cost of sales for the three months ended March 31, 2012 and 2011 were $806,818 and $578,594, and for the nine months ended March 31, 2012 and 2011 were $2,450,146 and $865,126, respectively. Depreciation expenses included in the general and administrative expenses for the three months ended March 31, 2012 and 2011 were $146,420 and $115,716, and for the nine months ended March 31, 2012 and 2011 were $369,134 and $190,768, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

7. LAND USE RIGHTS

	March 31, 2012	June 30, 2011

Cost of land use rights	$3,020,626	$2,952,634
Less: Accumulated amortization	(473,523)	(418,575)
Land use rights, net	$2,547,103	$2,534,059

Amortization expenses for land use rights for the three months ended March 31, 2012 and 2011 were $15,126 and $14,502 and for the nine months ended March 31, 2012 and 2011 were $44,962 and $62,519, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2012 (for 1 remaining quarter)	$15,103
2013	60,413
2014	60,413
2015	60,413
2016	60,413
Thereafter	2,290,348
$2,547,103

8. OTHER INTANGIBLE ASSETS

	March 31, 2012	June 30, 2011
At cost:
Patent rights	$8,071,536	$7,889,851
Software	1,656,458	1,621,198
	9,727,994	9,511,049
Less: Accumulated amortization
Patent rights	(4,478,911)	(3,786,354)
Software	(484,843)	(354,547)
	(4,963,754)	(4,140,901)
Other intangible assets, net	$4,764,240	$5,370,148

Amortization expenses for other intangible assets for the three months ended March 31, 2012 and 2011 were $243,564 and $234,271, and for the nine months ended March 31, 2012 and 2011 were $723,981 and $692,939, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2012 (for 1 remaining quarter)	$243,190
2013	972,759
2014	972,759
2015	972,600
2016	970,424
Thereafter	632,508
$4,764,240

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

9. NOTES PAYABLE

	March 31, 2012	June 30, 2011
Due July 18, 2012	6,601
Due August 9, 2012	117,749
Due November 6, 2011, subsequently repaid on due dates		45,792
Due September 30, 2011, subsequently repaid on due dates		154,702
Due September 30, 2011, subsequently repaid on due dates		162,400
Due August 31, 2011, subsequently repaid on due dates		17,172
Due August 21, 2011, subsequently repaid on due dates		719,987
Due August 12, 2011, subsequently repaid on due dates		114,171
Due July 25, 2011, subsequently repaid on due dates		172,649
Total	$124,350	$1,386,873

All the notes payable are subject to bank charges of 0.05% of the face value on each transaction.  Bank charges for notes payable for the three months ended March 31, 2012 and 2011 were $62 and $31, and for the nine months ended March 31, 2012 and 2011 were $190 and $795, respectively.

The interest-free notes payable were secured by $124,350 and $1,386,873 restricted cash as of March 31, 2012 and June 30, 2011, respectively.

10. OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2012	June 30, 2011

Commission payable	$204,729	$727,372
Expense payable	124,636	181,846
Sundry PRC taxes payable	223,332	983,292
Sundry	126,701	187,907
Accrual	139,857	269,727
	$819,255	$2,350,144

11. PUBLIC OFFERINGS AND WARRANTS ISSUED IN 2010

On November 24, 2010, the Company closed a public offering of 1,228,400 shares of common stock at $11.00 per share, resulting in approximately $13.5 million in gross proceeds. On December 22, 2010, the Company closed a public offering of 529,323 shares of common stock at $11.00 per share, resulting in approximately $5.8 million in gross proceeds. Global Hunter Securities, LLC and Maxim Group LLC (collectively the “Underwriters”) acted as the joint book runners for both offerings.

In connection with the public offerings, the Company issued to the Underwriters warrants (the “Underwriters’ Warrants”) to purchase 61,420 and 20,473 shares, respectively, of Common Stock of the Company according to the Underwriting Agreement dated November 19, 2010 and December 17, 2010, respectively. The Underwriters’ Warrants are exercisable in whole or in part at any time and from time to time. The exercise price, expiration date and total number of shares eligible to be purchased with the Underwriters’ Warrants are summarized in the following table:

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

11. PUBLIC OFFERINGS AND WARRANTS ISSUED IN 2010 (CONTINUED)

Number of shares	Exercise price	Contractual term
81,893	$13.75	3.0 years

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

12. PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING

On June 11, 2008, the Company sold 5,915,526 Preferred Shares and stock purchase warrants for cash consideration totaling $15 million dollars (the “June 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased with the warrants are summarized in the following table:

Series of warrant	Number of shares	Exercise price	Contractual term
Series A	3,549,316	$7.04	5.0 years

The Preferred Shares have liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Preferred Shares.  In the event of a liquidation of the Company, holders of Preferred Shares are entitled to receive a distribution equal to $2.5357 per share of Preferred Shares prior to any distribution to the holders of common stock or any other stock that ranks junior to the Preferred Shares. The Preferred Shareholders are not entitled to dividends unless paid to Common Shareholders. Any dividend paid will have the same record and payment date and terms as the dividend payable to the Common Stock. The Preferred Shares will participate based on their respective as-if conversion rates if the Company declares any dividends. Holders of Preferred Shares also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Preferred Shares. At any time, each Preferred Share is convertible into 0.5 share of Common Stock adjusted from time to time to the Conversion Rate. The Conversion Rate is computed as the Liquidation Preference Amount ($2.5357 per share) divided by the Conversion Price. The Conversion Price is currently $5.0714 per share but can adjust for anti-dilution. The holder can also void the conversion or exercise its Buy-in Rights. The Buy-in-Rights entitle the holder to be protected in the case that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party. The Preferred Shares have registration rights that the Company is required to have a registration statement filed with the SEC within 45 days after the earlier of the date of the Second Closing or June 30, 2008, and declared effective by the SEC not later than November 27, 2008. We filed the initial registration statement on August 7, 2008, and it was declared effective by the SEC on August 21, 2008.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

12. PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

The Warrants were issued at an exercise price of $7.04 per share. The exercise price can adjust for dilutive events. The Warrants are immediately exercisable. However, if after exercise the holder would become a holder of greater than 9.9% of common stock they cannot exercise without filing a waiver with the company.  The waiver is required to be filed 61 days prior to exercise and by filing the waiver the restriction is removed. (Since the company is required to accept the waiver this restriction is not considered significant in valuing the warrant.) The Warrants expire 5 years from the date of issuance. The Warrants are freely transferable upon registration. The Warrants are subject to the same Registration Rights Agreement as that of the Preferred Shares. If a registration statement providing for the resale of the Common Stock issued upon exercise of the Warrant is not declared effective after 180 days after the issuance date, the Warrants can be cashless exercised. Also, the Warrants have Buy-in Rights similar to those of the Preferred Shares.

The gross proceeds of the transaction were $15 million. The proceeds from the transaction were originally allocated to the Preferred Shares, Warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants were not originally classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions: common stock fair market value of $5.10, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

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

On July 18, 2008 the Company sold 1,971,842 shares of Preferred Shares and stock purchase warrants for cash consideration totaling $5 million dollars (the “July 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased with the Warrants are summarized in the following table:

Series of warrant	Number of shares	Exercise price	Contractual term
Series A	1,183,106	$7.04	5.0 years

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

12. PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

The Preferred Shares have liquidation rights senior to common stock and to any other class or series of stock issued by the Company not designated as ranking senior to or pari passu with the Preferred Shares.  In the event of a liquidation of the Company, holders of Preferred Shares are entitled to receive a distribution equal to $2.5357 per share of Preferred Shares prior to any distribution to the holders of common stock or any other stock that ranks junior to the Preferred Shares. The Preferred Shareholders are not entitled to dividends unless paid to Common Shareholders. Any dividend paid will have the same record and payment date and terms as the dividend payable to the Common Stock. The Preferred Shares will participate based on their respective as-if conversion rates if the Company declares any dividends.  Holders of Preferred Shares also have voting rights required by applicable law and the relevant number of votes shall be equal to the number of shares of Common Stock issuable upon conversion of Preferred Shares. At any time, each Preferred Share is convertible into 0.5 share of Common Stock adjusted from time to time to the Conversion Rate. The Conversion Rate is computed as the Liquidation Preference Amount ($2.5357 per share) divided by the Conversion Price. The Conversion Price is currently $5.0714 per share but can adjust for anti-dilution. The holder can also void the conversion or exercise its Buy-in Rights. The Buy-in-Rights entitle the holder to be protected in the case that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party. The Preferred Shares have registration rights that the Company is required to have a registration statement filed with the SEC within 45 days after the date of the Closing Date, or September 1, 2008, and declared effective by the SEC not later than December 15, 2008. We filed the initial registration statement on August 7, 2008, and it was declared effective by the SEC on August 21, 2008.

The Warrants were issued at an exercise price of $7.04 per share. The exercise price can adjust for dilutive events.  The Warrants are immediately exercisable. However, if after exercise the holder would become a holder of greater than 9.9% of common stock they cannot exercise without filing a waiver with the company.  The waiver is required to be filed 61 days prior to exercise and by filing the waiver the restriction is removed. (Since the company is required to accept the waiver this restriction is not considered significant in valuing the warrant.) The Warrants expire 5 years from the date of issuance. The Warrants are freely transferable upon registration. The Warrants are subject to the same Registration Rights Agreement as that of the Preferred Shares. If a registration statement providing for the resale of the Common Stock issued upon exercise of the Warrant is not declared effective after 180 days after the issuance date, the Warrants can be cashless exercised. Also, the Warrants have Buy-in Rights similar to those of the Preferred Shares.

The gross proceeds of the transaction were $5 million. The proceeds from the transaction were originally allocated to the Preferred Shares, Warrants and beneficial conversion feature based on the relative fair value of the securities. The Company evaluated whether a relative fair value approach or residual fair value approach was more appropriate given the terms and accounting treatment related to the financial instruments involved. Given that the Warrants were not originally classified as a liability, the relative fair value method was used. The Warrants were first valued using the Black-Scholes valuation model. The Company valued the Warrants at issuance at $1.84 per warrant with the following assumptions:  common stock fair market value of $5.10, expected life of 5 year, volatility of 100% and an interest rate of 4.5%.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
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

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the warrants issued in June 2008 Financing and July 2008 Financing, the denominated currency of the strike price of which is different from the entity’s functional currency.  According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. The Company’s primary operations are conducted in the PRC through its subsidiaries, SK WFOE and Tianjin Shengkai, and the operating incomes and expenses are transacted in Renminbi (RMB), which is different from the strike price of the warrants, which are denominated in US dollars. Therefore, the Company determined that  warrants shall not be considered indexed to the entity’s own stock and hence adjusted the classification of the Warrants effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by recording the warrants as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings. See Note 2(n).

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the Preferred Shares issued in the June 2008 Financing and July 2008 Financing.  The Certificate of Designations of the Preferred Shares includes a down-round provision pursuant to which, if the Company issues any additional shares of Common Stock at a per share price of less than $5.0714, the conversion ratio will be adjusted downward to reflect such lesser issued price. The down-round provision changed for the period commencing on the two (2) year anniversary of the Original Issue Date as set forth in Section 5 (e)(i) and 5(e)(ii) thereof. Although the adjustment under the Section 5(e)(ii) is different from the Section 5(e)(i), the nature of the down-round provision is not changed under both sections. The Company performed a complete assessment of the preferred stock and concluded that the Preferred Shares issued in the June and July 2008 Private Placements is within the scope of ASC 815-40-55-33 due to the down-round provisions included in the terms of the agreements.  Pursuant to ASC 815-40-55-33, the down-round provision precludes the embedded conversion option of the Preferred Shares from being considered indexed to the entity’s own stock. Accordingly, the Company adjusted its accounting effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by bifurcating the embedded conversion option of the Preferred Shares which should be recorded as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings. See Note 2(n).

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

12. PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

As of March 31, 2012, the holders of Preferred Shares under the “June 2008 Financing” had converted an aggregate of 4.8 million Preferred Shares into 2.4 million shares of the Company’s Common Stock. No Series A Warrants have been exercised, forfeited or expired since issuance.

13. SHARE-BASED COMPENSATION

The Company’s 2010 Incentive Stock Plan (the “2010 Plan”) adopted by our Board of Directors and approved by our shareholders, permits the grant of incentive stock options, non-statutory stock options, stock awards or restricted stock purchase offer, to our officers, employees, consultants and non-employee directors. The 2010 Plan provides for the issuance of up to 1,105,626 shares of Common Stock. Option awards generally vest in three to four equal installments and have 5 year contractual terms. The Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

On March 31, 2010, the Company granted 825,563 shares of non-statutory stock options to key employees and 155,000 shares to independent directors as compensation, these options have a 5 year contractual term. The options granted to key employees vest in three equal annual installments of 33.3%, with exercise price of $15.94 per share.  Options granted to independent directors vest in three equal annual installments of 33.3% or in four equal annual installments of 25%, with exercise price of $6 per share. On June 22, 2010, the Company issued 75,000 shares of non-statutory stock options to Mr. Chen Wang, CEO, and 50,063 shares of options to Ms. Wei Guo, VP International Sales of Tianjin Shengkai. These options have a 5 year contractual term, vest in three equal annual installments of 33.3%, with exercise price of $16.26 per share.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated statement of operations over the requisite service period of the grants. Total compensation expense related to the stock options for the three months ended March 31, 2012 and 2011 were $1,011,742 and $1,064,435 , and for the nine months ended March 31, 2012 and 2011 were $3,054,677 and $3,286,600, respectively, and were recorded as general and administrative expense.  As of March 31, 2012, there was $2,251,196 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 2010 Plan.  That cost is expected to be recognized over a weighted average period of 0.7 year.  682,063 options have vested up to March 31, 2012, out of which 36,854 options vested during the quarter then ended.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

13. SHARE-BASED COMPENSATION (CONTINUED)

The above assumptions were used to determine the weighted average grant date fair value of stock options of $11.26 per share for the options granted on March 31, 2010 and June 22, 2010.

A summary of the Company’s stock option activity as of March 31, 2012, and changes during the three months then ended are presented in the following table:

	Options	Weighted- Average Exercise
		Price

Outstanding at December 31, 2011	1,105,626	$14.58
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at March 31, 2012	1,105,626	$14.58

Vested at March 31, 2012	682,063	$14.65

The following table summarizes information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$16.26	125,063	3.22	$16.26	41,688	$16.26
$6.00	155,000	3.00	$6.00	90,000	$6.00
$15.94	825,563	3.00	$15.94	550,375	$15.94
	1,105,626	3.02	$14.58	682,063	$14.65

A summary of the status of the Company’s nonvested shares as of March 31, 2012, and changes during the three months then ended, are presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	460,417	$11.36
Granted	-	-
Vested	36,854	10.74
Forfeited	-	-
Nonvested at March 31, 2012	423,563	$11.40

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

13. SHARE-BASED COMPENSATION (CONTINUED)

The Company’s 2011 Incentive Stock Plan (the “2011 Plan”) adopted by our Board of Directors and ratified and approved by our shareholders on March 4, 2011, permits the grant of incentive stock options, non-statutory stock options, stock awards or restricted stock purchase offers, to our officers, employees, consultants and non-employee directors. The 2011 Plan provides for the issuance of up to 1,335,331 shares of Common Stock. The Company’s general policy is to issue new shares of common stock to satisfy stock option exercises or grants of unvested shares.

On March 18, 2011 and June 22, 2011, our Board of Directors approved to grant an aggregate of 600,000 and 735,000 shares, respectively, of the Company’s common stock as stock awards under the 2011 Plan to certain key employees in order to incentivize them and retain their valued services with the Company. 1,035,000 of the approved stock awards were issued during the fiscal year ended June 30, 2011 and the remaining 300,000 shares were issued during the quarter ended September 30, 2011.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. The Company estimates fair value of common stock awards based on the number of shares issued and the quoted price of the Company's common stock on the date of issuance. That cost is fully recognized in the consolidated statement of operations. Total compensation expense related to the common stock awards for the three months ended March 31, 2012 and 2011 was $0 and $0, and for the nine months ended March 31, 2012 and 2011 was $1,125,500 and $0, respectively, and were recorded as general and administrative expense.

14. INCOME TAXES

SKII is registered in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands, is not subject to any income tax and conducts all of its business through its PRC subsidiaries, SK, Tianjin Shengkai and Shengkai (Tianjin) Trading Ltd. (see Note 1).

SK, Tianjin Shengkai and Shengkai (Tianjin) Trading Ltd., being registered in the PRC, are subject to PRC’s Enterprise Income Tax. On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to our subsidiaries in the PRC was 33%.  After January 1, 2008, under the New CIT Law, the corporate income tax rate applicable to our Chinese subsidiaries is 25%.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of March 31, 2012, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of March 31, 2012, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, and has not accrued for PRC tax on such basis as of March 31, 2012.  The Company will continue to monitor changes in the interpretation or guidance of this law.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

14. INCOME TAXES (CONTINUED)

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  A foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There was no such dividends distributed in the three or nine months ended March 31, 2012 and 2011.

In April 2010, Tianjin Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the periods through December 31, 2009, we already used income tax rate of 25% to provide and pay for income taxes. We did not record any tax refund receivable as of March 31, 2012 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by relevant tax authority. After January 1, 2010 we used the preferential income tax rate of 15% to provide and pay for income tax expenses. Currently Tianjin Shengkai is in the process of renewing the “high technology” enterprise status. Management believes it is likely that such renewal will be approved. Based on such belief and common practice as accepted by relevant tax authority, Tianjin Shengkai used the 15% enterprise income tax rate to provide and pay for income tax expenses for the quarter ended March 31, 2012. In the event that such renewal is not finally approved, however, we will need to apply the standard tax rate of 25% and make up the 10% difference in income tax expenses for the quarter ended March 31, 2012. Income taxes payable was $296,905 and $1,816,995 at March 31, 2012 and June 30, 2011, respectively.

Income tax expenses consist of the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Current	$297,362	$1,906,700	$1,348,153	$4,601,727
Deferred	-	-	-	-
Total	$297,362	$1,906,700	$1,348,153	$4,601,727

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

14. INCOME TAXES (CONTINUED)

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for three and nine months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31,
	2012	2011

Income before income taxes	$194,125	$29,146,026
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(1,713,013)	16,434,691
Income before income taxes from Chinese subsidiaries	1,907,138	12,711,335

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	476,785	3,177,834
Preferential tax rate effect of 10% on Tianjin Shengkai for the period	(190,714)	(1,271,134)
Permanent difference	11,291	0
	$297,362	$1,906,700

	For the Nine Months Ended March 31,
	2012	2011

Income before income taxes	$3,971,338	$73,650,438
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(5,108,952)	42,972,277
Income before income taxes from Chinese subsidiaries	9,080,290	30,678,161
	0
Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	2,270,072	7,669,540
Preferential tax rate effect of 10% on Tianjin Shengkai for the period	(908,029)	(3,067,813)
Permanent difference	(13,890)	0
	$1,348,153	$4,601,727

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

15. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock, stock options and warrants. The Company uses the if-converted method to calculate the dilutive preferred stock and the treasury stock method to calculate the dilutive shares issuable upon exercise of warrants and stock options.

The calculation of the basic and diluted earnings (loss) per share attributable to the common stockholders is based on the following data:

	For the Three Months
	Ended March 31,
	2012	2011
Earnings (loss):
Net (loss) income	$(103,237)	$27,239,326
Earnings (loss) for the purpose of basic earnings per share	$(103,237)	$27,239,326
Effect of dilutive potential common stock	-	-
Earnings (loss) for the purpose of dilutive earnings per share	$(103,237)	$27,239,326

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	16,638,307	13,397,126
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	-	3,493,684
-Exercise of A Warrants	-	1,644,356
-Exercise of options	-	68,799

Weighted average number of common stock for the purpose of dilutive earnings per share	16,638,307	18,603,965

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.01)	$2.033

Dilutive earnings (loss) per share	$(0.01)	$1.464

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

15. EARNINGS (LOSS) PER SHARE (CONTINUED)

	For the Nine Months
	Ended March 31,
	2012	2011
Earnings:
Net income	$2,623,185	$69,048,711
Earnings for the purpose of basic earnings per share	$2,623,185	$69,048,711
Effect of dilutive potential common stock	-	-
Earnings for the purpose of dilutive earnings per share	$2,623,185	$69,048,711

Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	16,550,398	12,373,274
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	1,588,411	3,493,684
-Exercise of A Warrants	-	2,102,025
-Exercise of options	-	81,575

Weighted average number of common stock for the purpose of dilutive earnings per share	18,138,809	18,050,558

Earnings per share:
Basic earnings per share	$0.16	$5.58

Dilutive earnings per share	$0.15	$3.83

16. COMMITMENTS AND CONTINGENCY

The manufacturing facility and a headquarters’ building completed in September 2010 are on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts were executed. The total amount of executed contracts was $35,595,453 (RMB224,909,871), of which $34,045,392 (RMB215,115,810) had been paid as of March 31, 2012. The remaining balance of $1,550,061 (RMB9,794,061) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance.

Certain equipment and machinery contracts for the above-mentioned recently completed manufacturing facility were executed. The total amount of executed contracts was $16,551,318 (RMB104,579,500), of which $15,542,336 (RMB98,204,250) had been paid as of March 31, 2012. The remaining balance of $1,008,982 (RMB6,375,250) primarily represented the amount held from payment as warranty deposit till approximately one year after installation and acceptance.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

17. SEGMENT INFORMATION

The Company is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Substantially all revenues are generated in the PRC and virtually all identifiable assets of the Company are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the three and nine months ended March 31, 2012 and 2011 in terms of customers' industry classification is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Customer industry	2012	2011	2012	2011
Electric power	$1,310,214	$15,553,590	$7,459,934	$42,729,722
Petrochemical and chemical	3,986,856	8,528,224	17,768,568	19,122,606
Aluminum, metallurgy and others	383,440	2,554,555	1,756,963	4,331,384
Total Sales	$5,680,510	$26,636,369	$26,985,465	$66,183,712

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

On March 6, 2012, the Company filed an Articles of Amendment to its Articles of Incorporation to effect a reverse stock split of all issued and outstanding shares of Common Stock at a ratio of 1 for 2 (the “Reverse Stock Split”). Fractional shares outstanding after the Reverse Stock Split are rounded up to the next highest number of full shares. The effective date of the Reverse Stock Split was March 9, 2012.

All Common Stock based data in our Consolidated Financial Statements and the accompanying notes has been retroactively restated to reflect this Reverse Stock Split.

19. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the time of filing this quarterly report on Form 10-Q and no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Because SK WFOE and Tianjin Shengkai’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SK WFOE and Tianjin Shengkai, comparing their business results for the three and nine months ended March 31, 2012 to the three and nine months ended March 31, 2011.

On March 9, 2012, the Company effected a one-for-two reverse stock split of its issued and outstanding common stock. All common stock based data in this quarterly report on Form 10-Q, in the consolidated financial statements and accompanying notes has been retroactively restated to reflect this reverse stock split.

General

SK WFOE and Tianjin Shengkai, the entities through which we run our operations, are prominent ceramic valve manufacturers. We have about 18 years of experience and possess a unique method for creating ceramic valves.

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

On September 16, 2011, we announced that we would be phasing out our less profitable domestic market segments including the electric power market and focusing on expanding our presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices than the domestic Chinese market.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

Revenue for the three months ended March 31, 2012 decreased by $20,955,859 or 78.7% to $ $5,680,510, from $26,636,369 for the three months ended March 31, 2011. Total ceramic valves output for the quarter ended March 31, 2012 was 905 sets, compared with 6,751 sets for the quarter ended March 31, 2011. This is in line with our previous announcement forecasting the continuation of loss of customers and business in the domestic market, particularly in electric power industry, as a result of the Company’s strategic shifting of business focus and increase in the sales price of our products, as well as the  slowdown in economy in general in the PRC.

Approximately 93.2% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the three months ended March 31, 2012, compared with 90.4% for the three months ended March 31, 2011.

Unlike previously, the electric power industry contributed significantly less to our revenue, generating approximately 23.1% of total revenue for the three months ended March 31, 2012, compared with 58.4% for the three months ended March 31, 2011. Revenue from the electric power industry was $1,310,214 for the three months ended March 31, 2012, a decrease of $14,243,376 or 91.6% from $15,553,590 for the comparable period in fiscal 2011.

Revenue from the petrochemical and chemical industry accounted for approximately 70.2% of total revenue for the three months ended March 31, 2012, compared with 32.0% for the three months ended March 31, 2011. The revenue from the petrochemical and chemical industry was $3,986,856 for the three months ended March 31, 2012, a decrease of $4,541,368 or 53.3% from $8,528,224 for the comparable period in fiscal 2011. The decrease was primarily due to the general slowdown in economy and the increase in the sales price of our products.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 6.8% of total revenue for the three months ended March 31, 2012, compared with 9.6% for the three months ended March 31, 2011. The revenue for other industries was $383,440 for the three months ended March 31, 2012, a decrease of $2,171,116 or 85.0% from $2,554,556 for the comparable period in fiscal 2011. Such other industries have not been the Company’s marketing focus because of a less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low. In the comparable quarter in fiscal 2011, there was an increase in revenue from some iron and steel mills who introduced new blast furnace gas cleaning systems, which require highly anti-abrasive ceramic valves. Orders from those new projects had been completed by the end of the fiscal year ended June 30, 2011.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2012 was $3,058,282, a decrease of $8,393,571 or 73.3% compared to $11,451,853 for the comparable period in fiscal 2011. The cost of sales as a percentage of net revenues increased by approximately 10.8% to 53.8% in the three months ended March 31, 2012 from 43.0% during the comparable period in fiscal 2011.

Gross profit for the three months ended March 31, 2012 was $2,622,228, a decrease of $12,562,288 or 82.7% compared to $15,184,516 for the comparable period in fiscal 2011. The decrease was attributable to both decrease in revenue and increase in costs. The gross margin for the three months ended March 31, 2012 was 46.2%, compared to 57.0% for the comparable period in fiscal 2011. The decrease in gross margin between the two comparison periods was primarily attributed to increase in depreciation expenses and material costs, which were spread over a smaller revenue base, partially mitigated by the increase in product sales price. During the past twelve months, new fixed assets of approximately $18.1 million were added to property, plant and equipment. The corresponding additional depreciation expenses recorded in cost of sales was approximately $0.23 million for the quarter ended March 31, 2012. During the quarter ended March 31, 2012, prices for steel raw materials and steel die-casting components, our major raw materials, were approximately 16% higher than those in the quarter ended March 31, 2011.

Selling Expenses

Selling expenses for the three months ended March 31, 2012 were $727,696, a decrease of $1,597,851 or 68.7%, from $2,325,547 for the comparable period in fiscal 2011. The major component of selling expenses was commissions paid to agents for introducing new sales, which was approximately $0.5 million for the three months ended March 31, 2012, a decrease of approximately $1.7 million or 78.7% from approximately $2.1 million for the three months ended March 31, 2011. Selling expenses as a percentage of total sales revenue increased to 12.8% for the three months ended March 31, 2012 from 8.7% for the comparable period in fiscal 2011, as some other minor components of selling expenses were relatively rigid and did not diminish proportionally to revenue decrease.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2012 were $2,172,307, a decrease of $3,147,037 or 59.2% compared to $5,319,344 for the comparable period in fiscal 2011. Included in G&A expenses for the three months ended March 31, 2012 was a non-cash charge of $1,011,742, which was the share-based compensation costs on the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2011 was $4,118,435. G&A expenses (excluding the non-cash items) for the three months ended March 31, 2012 were $1,160,565, a decrease of $40,344 or 3.4% compared to $1,200,909 for the comparable period in fiscal 2011.The decrease in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2011 and 2012 was primarily attributable to the decrease in expenses and professional fees incurred for our U.S. capital market-related activities from $336,162 to $132,349, offset by the increase in research and development costs from $92,388 to $225,344.

Changes in Fair Value of Instruments

For the three months ended March 31, 2012, the Company incurred non-cash gain in an aggregate amount of approximately $0.08 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended March 31, 2012. Fair value of the instruments was primarily a function of the price of our common stock. A decrease in our stock price over the three months resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period. For the comparable period in fiscal 2011, the Company recognized a non-cash gain of approximately $7.6 million due to the decrease in our stock price over that period.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2012 was $297,362, a decrease of $1,609,338 or 84.4% from $1,906,700 for the comparable period in fiscal 2011. Excluding the approximately $1.0 million share-based compensation cost and the approximately $0.08 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $1.1 million for the three months ended March 31, 2012 compared with approximately $11.9 million for the comparable period in fiscal 2011, after adjusting for the approximately $4.1 million share-based compensation cost and approximately $21.3 million gain from changes in fair value of instruments. The income tax provision is calculated based on the actual income before taxes and applicable income tax rate for our PRC subsidiary and affiliate, according to the generally accepted accounting principles of PRC. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, rather than the standard tax rate of 25%. Currently Tianjin Shengkai is in the process of renewing the “high technology” enterprise status. Management believes it is likely that such renewal will be approved. Based on such belief and common practice as accepted by relevant tax authority, Tianjin Shengkai used the 15% enterprise income tax rate to provide and pay for income tax expenses for the quarter ended March 31, 2012. In the event that such renewal is not finally approved, however, we will need to apply the standard tax rate of 25% and make up the 10% difference in income tax expenses for the quarter ended March 31, 2012.

Net Income (loss)

Net loss (per U.S. GAAP) for the three months ended March 31, 2012 was $103,237, a decrease of $27,342,563 or 100.4% from a net income of $27,239,326 for the comparable period in fiscal 2011. Diluted loss per share was $0.01 compared to diluted earnings per share of $1.46 in the third quarter of fiscal 2011. During the third quarter of fiscal 2012, the number of diluted shares was 16,638,307 compared with 18,603,965 diluted shares in the third quarter of fiscal 2011.

Excluding the approximately $1.0 million share-based compensation cost and the approximately $0.08 million gain from changes in fair value of instruments, adjusted net income (non-GAAP) was approximately $0.8 million for the three months ended March 31, 2012 compared with approximately $10.0 million for the comparable period in fiscal 2011, after adjusting for the approximately $4.1 million share-based compensation cost and approximately $21.3 million gain from changes in fair value of instruments. The decrease was attributable to the factors described above. Non-GAAP earnings were $0.05 per diluted share for the quarter ended March 31, 2012 compared with $0.54 per diluted share in the third quarter of fiscal 2011.

Comparison of the Nine Months Ended March 31, 2012 and 2011

Revenue

Revenue for the nine months ended March 31, 2012 decreased by $39,198,247 or 59.2% to $26,985,465, from $66,183,712 for the nine months ended March 31, 2011. Total ceramic valves output for the nine months ended March 31, 2012 was 4,667 sets, compared with 16,557 sets for the nine months ended March 31, 2011. This is in line with our previous announcements forecasting the continuation of loss of customers and business in the domestic market, particularly in electric power industry, as a result of the Company’s strategic shifting of business focus and increase in the sales price of our products, as well as the  slowdown in economy in general in the PRC.

Approximately 93.5% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the nine months ended March 31, 2012, compared with 93.5% for the nine months ended March 31, 2011.

Unlike previously, the electric power industry contributed significantly less to our revenue, generating approximately 27.6% of total revenue for the nine months ended March 31, 2012, compared with 64.6% for the nine months ended March 31, 2011. Revenue from the electric power industry was $7,459,934 for the nine months ended March 31, 2012, a decrease of $35,269,789 or 82.5% from $42,729,722 for the comparable period in fiscal 2011.

Revenue from the petrochemical and chemical industry accounted for approximately 65.8% of total revenue for the nine months ended March 31, 2012, compared with 28.9% for the nine months ended March 31, 2011. The revenue from the petrochemical and chemical industry was $17,768,568 for the nine months ended March 31, 2012, a decrease of $1,354,038 or 7.1% from $19,122,606 for the comparable period in fiscal 2011. The decrease was primarily due to the general slowdown in economy in the PRC and the increase in the sales price of our products.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 6.5% of total revenue for the nine months ended March 31, 2012, similar to 6.5% for the nine months ended March 31, 2011. The revenue for other industries was $1,756,963 for the nine months ended March 31, 2012, a decrease of $2,574,421 or 59.4% from $4,331,384 for the comparable period in fiscal 2011. Such other industries have not been the Company’s marketing focus because of a less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low. In the comparable period in fiscal 2011, there was an increase in revenue from some iron and steel mills who introduced new blast furnace gas cleaning systems, which require highly anti-abrasive ceramic valves. Orders from those new projects had been completed by the end of the fiscal year ended June 30, 2011.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended March 31, 2012 was $15,221,094, a decrease of $12,573,069 or 45.2% compared to $27,794,163 for the comparable period in fiscal 2011. The cost of sales as a percentage of net revenues increased by approximately 14.4% to 56.4% in the nine months ended March 31, 2012 from 42.0% during the comparable period in fiscal 2011.

Gross profit for the nine months ended March 31, 2012 was $11,764,371, a decrease of $26,625,178 or 69.4% compared to $38,389,549 for the comparable period in fiscal 2011. The decrease was attributable to both decrease in revenue and increase in costs. The gross margin for the nine months ended March 31, 2012 was 43.6%, compared to 58.0% for the comparable period in fiscal 2011. The decrease in gross margin between the two comparison periods was primarily attributed to increase in depreciation expenses and material costs, which were spread over a smaller revenue base, partially mitigated by the increase in product sales price. During the past twelve months, new fixed assets of approximately $18.1 million were added to property, plant and equipment. The corresponding additional depreciation expenses recorded in cost of goods sold was approximately $1.6 million for the nine months ended March 31, 2012. During the nine months ended March 31, 2012, prices for steel raw materials and steel die-casting components, our major raw materials, were approximately 12% higher than those in the nine-month period ended March 31, 2011.

Selling Expenses

Selling expenses for the nine months ended March 31, 2012 were $2,803,429, a decrease of $3,111,085 or 52.6%, from $5,914,514 for the comparable period in fiscal 2011. The major component of selling expenses was commissions paid to agents for introducing new sales, which was approximately $2.2 million for the nine months ended March 31, 2012, a decrease of approximately $3.1 million or 52.6% from approximately $5.3 million for the nine months ended March 31, 2011. Selling expenses as a percentage of total sales revenue increased to 10.4% for the nine months ended March 31, 2012 from 8.9% for the comparable period in fiscal 2011, as some other minor components of selling expenses were relatively rigid and did not diminish proportionally to revenue decrease.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the nine months ended March 31, 2012 were $7,618,949, a decrease of $2,210,408 or 22.5% compared to $9,829,357 for the comparable period in fiscal 2011. Included in G&A expenses for the nine months ended March 31, 2012 was a non-cash charge of $4,180,178, which was the share-based compensation costs on: i) the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan, and ii) the stock awards to management and key employees issued in September 2011, under the Company’s 2011 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2011 was $6,351,696. G&A expenses (excluding the non-cash items) for the nine months ended March 31, 2012 were $3,438,771, a decrease of $38,890 or 1.1% compared to $3,477,661 for the comparable period in fiscal 2011.The decrease in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2011 and 2012 was primarily attributable to decrease in expenses and professional fees incurred for our U.S. capital market-related activities from $929,695 to $479,897, offset by the increase in depreciation costs from $190,768 to $369,134 as a result of the new headquarters building, as well as increase in research and development costs from $373,930 to $621,097.

Changes in Fair Value of Instruments

For the nine months ended March 31, 2012, the Company incurred non-cash gain in an aggregate amount of approximately $1.8 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the nine months ended March 31, 2012. Fair value of the instruments was primarily a function of the price of our common stock. A decrease in our stock price over the nine months resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period. For the comparable period in fiscal 2011, the Company recognized a non-cash gain of approximately $50.6 million due to the decrease in our stock price over that period.

Provision for Income Taxes

Provision for income taxes for the nine months ended March 31, 2012 was $1,348,153, a decrease of $3,253,574 or 70.7% from $4,601,727 for the comparable period in fiscal 2011. Excluding the approximately $4.2 million share-based compensation cost and the approximately $1.8 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $6.3 million for the nine months ended March 31, 2012 compared with approximately $29.4 million for the comparable period in fiscal 2011, after adjusting for the approximately $6.4 million share-based compensation cost and approximately $50.6 million gain from changes in fair value of instruments. The income tax provision is calculated based on the actual income before taxes and applicable income tax rate of our PRC subsidiary and affiliate, according to the generally accepted accounting principles of PRC. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, rather than the standard tax rate of 25%. Currently Tianjin Shengkai is in the process of renewing the “high technology” enterprise status. Management believes that it is likely that such renewal will be approved. Based on such belief and common practice as accepted by relevant tax authority, Tianjin Shengkai used the 15% enterprise income tax rate to provide and pay for income tax expenses for the quarter ended March 31, 2012. In the event that such renewal is not finally approved, however, we will need to apply the standard rate of 25% and make up the 10% difference in income tax expenses for the quarter ended March 31, 2012.

Net Income

Net income (per U.S. GAAP) for the nine months ended March 31, 2012 was $2,623,185, a decrease of $66,425,526 or 96.2% from $69,048,711 for the comparable period in fiscal 2011. Diluted earnings per share were $0.14 compared to diluted earnings per share of $3.83 for the comparable period in fiscal 2011. For the nine months ended March 31, 2012, the number of diluted shares was 18,138,809 compared with 18,050,558 diluted shares for the comparable period in fiscal 2011.

Excluding the approximately $4.2 million share-based compensation cost and the approximately $1.8 million gain from changes in fair value of instruments, adjusted net income (non-GAAP) was approximately $5.0 million for the nine months ended March 31, 2012 compared with approximately $24.8 million for the comparable period in fiscal 2011, after adjusting for the approximately $6.4 million share-based compensation cost and approximately $50.6 million gain from changes in fair value of instruments. The decrease was attributable to the factors described above. Non-GAAP earnings were $0.27 per diluted share compared with $1.37 per diluted share for the comparable period in fiscal 2011.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the nine months ended March 31, 2012 were $59,870,108 and increased to $69,562,772 by the end of the period, an increase of $9,692,664 or 16.2%.  The increase was primarily attributable to the internal cash flows generated from operations, release of restricted cash, as well as effects of exchange rate change.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $7,734,358 for the nine months ended March 31, 2012, a decrease of $13,332,994 or 63.3% from $21,067,352 for the comparable period in fiscal 2011. The adjusted net income, after deducting the non-cash gain from changes in fair value of instruments and adding back the non-cash share-based compensation cost, was $4,966,833 for the nine months ended March 31, 2012, a decrease of $19,787,041 or 79.7% from $24,753,874 for the comparable period in fiscal 2011. The decrease in net cash inflow from operations was primarily attributable to the decrease in net income, despite the reduced working capital used in the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, as reflected by more cash provided by changes in accounts receivable and less cash consumed by changes in inventories, offset by decrease in accounts payable and other payables.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $596,464 for the nine months ended March 31, 2012, compared to the amount of $10,078,417 net cash used for the nine months ended March 31, 2011, an increase in cash inflow of $10,674,881. The change was primarily attributable to significant reduction in capital expenditures and decrease in restricted cash incurred during the nine months ended March 31, 2012 compared to the same period in fiscal 2011.

Net Cash Provided by Financing Activities

There was no cash provided by or used in financing activities for the nine months ended March 31, 2012. Net cash provided by financing activities was $17,466,689 for the comparable period in fiscal 2011, attributable to the proceeds from issuance of common stock in the public offering during the period, net of offering costs.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, PRC and the bid price was approximately $1.9 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company to pay the bid price in full by March 25, 2009. The land was purchased to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled $35,595,453 (RMB224,909,871), of which $34,045,392 (RMB215,115,810) had been paid as of March 31, 2012. The remaining balance of $1,550,061 (RMB9,794,061) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance. Certain equipment and machinery contracts for the above-mentioned new manufacturing facility have also been executed, total amount of which was approximately $16,551,318 (RMB104,579,500), of which $15,542,336 (RMB98,204,250) had been paid as of March 31, 2012. The remaining balance of $1,008,982 (RMB6,375,250) primarily represented the amount held from payment as warranty deposit till approximately one year after installation and acceptance.

Trends

In response to the business disruptions and changes in the global ceramic valves industry as described earlier, management of the Company has decided to gradually phase out its less profitable domestic market segments including the electric power market and focus on expanding its presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices than the domestic Chinese market. The Company has been increasing its product sales price to match industry levels and to reflect its superior product quality. The Company has also been making efforts to streamline operations through headcount reduction and other cost-saving measures to conserve capital and reduce the impact of revenue loss. Finally, the Company will continue to leverage its self-developed ceramic material technologies to continue in-house and joint research and development of innovative and superior-performance products for the international oil and chemical markets and commit its resources to expanding the acceptance of its products overseas.

As such, we expect that in the immediately following quarter ended June 30, 2012, revenue from the electric power industry would continue to drop, and major contribution to our sales would be from the petrochemical and chemical industry. Such decrease may persist until our marketing and sales efforts on some new customers and projects pay off, and the expansion in the international market picks up meaningfully. Successful penetration into international oil and chemical markets would also require the Company to obtain various certifications, including but not limited to ISO14000, OHSAS18000 and other firm-specific supplier qualifications, which will take time to go through various application procedures, develop new products and invest in additional or different equipment.

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

The following table summarizes our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$2,559,043	$2,559,043	$-	-

(1) Capital expenditures are commitments for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 16 - Commitments and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters building. The total amount of executed contracts was $35,595,453 (RMB224,909,871), of which $34,045,392 (RMB215,115,810)  had been paid as of March 31, 2012. The construction of both the manufacturing facility and the headquarters building were substantially completed in September 2010. The Company has also executed certain equipment and machinery contracts totaling $16,551,318 (RMB104,579,500), of which $15,542,336 (RMB98,204,250) had been paid as of March 31, 2012.

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

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We adopted this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and Linbin Zhang, the Company’s Interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1.       Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.    Risk Factors.

Not applicable.

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.       Mine Safety Disclosures.

Not applicable.

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

* Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGKAI INNOVATIONS, INC.

Date: May 14, 2012	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer)

Date: May 14, 2012	By:	/s/ Linbin Zhang
Name: Linbin Zhang
Title: Interim Chief Financial Officer
(principal financial and accounting officer)