Form 10-K
Shengkai Innovations, Inc.
filed 2012-09-20
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to____________

Commission file number: 001-34587

SHENGKAI INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	11-3737500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 106 Zhonghuan South Road Airport Industrial Park Tianjin, People’s Republic of China	300308
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + (86) 22-5883-8509

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.☐ Yes ☒  No

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates was approximately $9,885,666 based upon the closing price of the common stock ($1.26) as quoted by NASDAQ on December 30, 2011.

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

As of September 20, 2012, there were 17,196,229 issued and outstanding shares of the issuer’s common stock.

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

Currency, exchange rate, and “China” and other references

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan, which is also known as the Renminbi. According to the currency exchange website www.xe.com, on September 14, 2012, $1.00 was equivalent to 6.3168 yuan.

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
For the Fiscal Year Ended June 30, 2012

PART I

Item 1. Business.

Corporate History and Structure

We were incorporated in Florida under the name Southern Sauce Company, Inc. on December 8, 2004.  Our initial business plan was to establish a successful specialty food business based on proprietary recipes for barbecue sauces and other condiments for the retail market.

By a Stock Purchase and Sale Agreement dated February 14, 2008, we experienced a change in control whereby Vision Opportunity China LP and a number of other investors acquired an aggregate of 1,287,500 shares of common stock from former shareholders for a purchase price of $635,000. Upon this change in control, our board of directors determined that the implementation of our business plan prior to the change in control was no longer financially feasible, and we adopted an acquisition strategy focused on pursuing growth by acquiring undervalued businesses with a history of operating revenues. We utilized several criteria to evaluate prospective acquisitions, including whether the business to be acquired (1) was an established business with viable services or products, (2) had an experienced and qualified management team, (3) had room for growth and/or expansion into other markets, (4) was accretive to earnings, (5) offered the opportunity to achieve and/or enhance profitability, and (6) increased shareholder value.

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

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by SK WFOE, was organized as a foreign invested enterprise under the laws of the PRC on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers.

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

Reverse Merger Transaction:  In the reverse merger transaction, through our wholly-owned subsidiary Shen Kun Acquisition Sub Limited, we acquired control of Shen Kun, a British Virgin Islands company and the parent company of SK WFOE, by issuing to the Shen Kun Shareholders 10,275,000 shares of our common stock, as consideration for all of the outstanding capital stock of Shen Kun.

Private Placements : In connection with the reverse merger transaction, on June 11, 2008 we sold to Vision Opportunity China LP Units (the “Units”) for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit (the “June 2008 Financing”). Each Unit consists of one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), convertible into 0.5 share of common stock, par value $0.001 per share (the “common stock”), and one Series A Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock (“Warrant”).

Additionally, on July 18, 2008, we sold Units to Blue Ridge Investments, LLC for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit (the “July 2008 Financing”). Each Unit consists of one share of Series A Preferred Stock, convertible into 0.5 share of common stock, and one Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock.

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

Completion of the PRC Restructuring

The PRC Restructuring Agreements were executed on May 30, 2008. As of June 30, 2012, 100% of the registered capital of SK WFOE had been contributed in accordance with the PRC restructuring agreements.

As a result of the consummation of the PRC Restructuring Agreements above, the contributions of Tianjin Shengkai’s registered capital, and therefore the ownership of Tianjin Shengkai, took the form represented in the table below:

Name of Shareholder	Amount of Contribution (RMB)	Percent of Capital Contribution (%)
Wang Chen	45,689,600	71.39
Guo Wei	8,531,200	13.33
Zhao Yanqiu	4,192,000	6.55
Ji Haihong	4,192,000	6.55
Zhang Ying	307,200	0.48
Miao Yang	307,200	0.48
Chen Fang	307,200	0.48
Wu Yanping	236,800	0.37
Liu Naifan	236,800	0.37
Total	RMB64,000,000	100%

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

Under the terms of the Merger Agreement and Plan of Reorganization, we acquired control of Shen Kun, a British Virgin Islands company and the parent company of SK WFOE, a wholly foreign-owned entity organized under the laws of the PRC, by issuing 10,275,000 shares of common stock to the Shen Kun shareholders as merger consideration for 100% of the common stock of Shen Kun. Immediately after the closing of the Merger Agreement and Plan of Reorganization, we had a total of 11,056,250 shares of common stock outstanding, with the Shen Kun shareholders (and their assignees) owning approximately 92.9% of our outstanding common stock on a non-diluted basis. Shen Kun Acquisition Sub Limited was dissolved and Shen Kun, the surviving entity, became our wholly-owned subsidiary.

Private Placement (June 2008 Financing)

In connection with the consummation of the reverse merger transaction, on June 11, 2008 we consummated a financing for the sale of Units for the aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit (“the June 2008 Financing”). Each Unit consists of one share of the Company’s Series A Preferred Stock, convertible into 0.5 share of common stock, and one Warrant equal to 120% of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock. The description of other material terms and conditions of the June 2008 Financing are set forth below.

Securities Purchase Agreement

In connection with the reverse merger transaction, on June 10, 2008 we entered into and on June 11, 2008 consummated a Securities Purchase Agreement (the “June 2008 Purchase Agreement”) with certain Purchasers, namely Vision Opportunity China LP, for the sale of Units at an aggregate purchase price of $15,000,000, each unit consisting of one share of Series A Preferred Stock and one Warrant with an exercise price of $7.04 per share, exercisable for a period of five years from the closing date.

On June 11, 2008, the aggregate purchase price paid for the Units was $15,000,000 (the “First Closing”). Pursuant to the June 2008 Purchase Agreement, on or before June 30, 2008, we had the option to sell in a second closing an additional number of Units for an aggregate price that was the difference between the gross proceeds from the First Closing and $20,000,000 (the “Second Closing”).

Each share of Series A Preferred Stock is convertible, at the option of the holder, into 0.5 share of our common stock, subject to certain limitations, conditions and anti-dilutive adjustments, and to a 9.9% limitation on beneficial ownership of stock. As such, the Series A Preferred Stock are convertible into an aggregate of 2,957,763 shares of our common stock. In the event that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party, a holder has the right to exercise certain buy-in rights, pursuant to which the Company shall either (i) compensate the actual loss suffered by the holder in this required transaction due to failure of delivery of common stock by the Company (based on that (x) the amount of the total purchase price exceeds (y) the amount obtained from the sale order), or either (i) reinstate the shares of the Series A Preferred Stock that was intended to be converted, or (ii) deliver the number of shares of common stock that should have been issued if the conversion had been honored.

The Warrants are exercisable in the aggregate for up to 3,549,316 shares of our common stock, or 120% of the total number of shares of common stock issuable upon conversion of the Series A Preferred Stock purchased by each Purchaser, subject to a 9.9% limitation on beneficial ownership of common stock. The Warrants are exercisable for a term of five years from June 10, 2008 and may be exercised at any time after 18 months following June 10, 2008 if we do not have an effective registration statement to cover the common stock underlying the Warrants.  In the event that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party, a holder has the right to exercise certain buy-in rights, pursuant to which the Company shall (i) compensate the actual loss suffered by the holder in this required transaction due to failure of delivery of common stock by the Company (based on that (x) the amount of the total purchase price exceeds (y) the amount obtained from the sale order), and either (i) reinstate the shares of the Series A Preferred Stock that was intended to be converted, or (ii) deliver the number of shares of common stock that should have been issued if the conversion had been honored.

On September 16, 2007, the Company entered into a Financial Consulting Agreement (the “Mass Harmony Agreement”) with Mass Harmony Asset Management Limited (“Mass Harmony”). Pursuant to the Mass Harmony Agreement, Mass Harmony received an aggregate of 225,000 shares of common stock and 5% of the gross proceeds of the June 2008 Financing in Warrants, equivalent to warrants exercisable in the aggregate of up to 106,534 shares of our common stock. The services provided by Mass Harmony under the Mass Harmony Agreement include performing initial due diligence on the Company, preparing our business plan, and assisting in the corporate restructuring and financial documentation.

Pursuant to the Second Amendment to the June 2008 Purchase Agreement dated as of July 31, 2008, we are required to list and trade our shares of common stock on the Nasdaq Capital Market, the Nasdaq Global Market, the American Stock Exchange or any successor market thereto within eighteen (18) months of the First Closing, or our principal shareholder, Li Shaoqing (the “Principal Shareholder”), will be required to deliver to Vision Opportunity China LP an aggregate of 375,000 shares of common stock.

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

•
Investor relations fund. We must maintain an escrow account with $500,000 in connection with monies to be used for investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement described below and was funded at the Closing. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc. As of June 30, 2012, all of the $500,000 had been released back to the Company.

•
U.S. visitation. For as long as Vision Opportunity China LP holds at least 5% of the aggregate total number of shares of common stock and Shares (as defined in the Purchase Agreement) of the Company on a fully-diluted basis, the Company must provide for its management to visit the United States at least twice each year to meet with potential investors.

Securities Escrow Agreement

On June 10, 2008 we entered into and on June 11, 2008 consummated a securities escrow agreement with Vision Opportunity China LP, as representative of the Purchasers under the June 2008 Purchase Agreement, the Principal Shareholder, and Loeb & Loeb LLP, as escrow agent (the “Securities Escrow Agreement”). In the Securities Escrow Agreement, as an inducement to the Purchasers to enter into the June 2008 Purchase Agreement, the Principal Shareholder agreed to deliver an aggregate of 2,957,763 shares of our common stock (the amount of common stock underlying the Series A Preferred Stock) (the “Vision Escrow Shares”) to the escrow agent for the benefit of the Purchasers, and to forfeit some or all of those shares to the Purchasers in the event we fail to achieve certain financial performance thresholds for the 12-month periods ending June 30, 2008 and June 30, 2009.

Pursuant to the Second Amendment to the June 2008 Purchase Agreement and the First Amendment to the June 2008 Securities Escrow Agreement, both dated as of July 31, 2008, if we fail to list our common stock on the Nasdaq Capital Market, Nasdaq Global Market, American Stock Exchange or any successor market thereto within eighteen (18) months of June 10, 2008, 375,000 shares of common stock owned by Principal Shareholder will be distributed to Vision Opportunity China LP.

As of June 30, 2012, pursuant to the terms of the Securities Escrow Agreement, all shares held in escrow had been released back to the Principal Shareholder.

Investor and Public Relations Escrow Agreement

On June 10, 2008 we entered into and on June 11, 2008 consummated an Investor and Public Relations Agreement with Vision Opportunity China LP and Sichenzia Ross Friedman Ference LLP, as escrow agent. Pursuant to the agreement, $500,000 of the proceeds of the June 2008 Financing was deposited into an escrow account with Sichenzia Ross Friedman LLP for use in investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement described below and was funded at the closing. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc. As of June 30, 2012, all of the $500,000 had been released back to the Company.

Registration Rights Agreement

On June 10, 2008 we entered into and on June 11, 2008 consummated a Registration Rights Agreement with Vision Opportunity China LP (the “Vision RRA”), under which we agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 under the Securities Act (“Rule 415”) providing for the resale of (i) all of the shares of common stock issuable on conversion of the Series A Preferred Stock, (ii) all of the shares of common stock issuable upon exercise of the Warrants, (iii) 652,375 shares of common stock held by certain shareholders before the Reverse Merger Transaction, (iv) all of the Vision Escrow Shares delivered to Vision Opportunity China LP under the Securities Escrow Agreement described above, and (v) all of the 375,000 shares of common stock that the Principal Shareholder will be required to deliver to Vision Opportunity China LP in case the Company does not meet the deadline for listing on a national securities exchange.

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

The terms of the Vision RRA are subject to a registration rights agreement that was consummated on June 11, 2008 by and between the Company and certain shareholders pre-existing the reverse merger (the “Shareholder RRA”). Under the terms of the Shareholder RRA, the Company granted registration rights to certain shareholders existing prior to the reverse merger transaction, by which the shareholders were granted registration rights for the registration of an aggregate of 652,375 shares of common stock. The shareholders will be entitled to cash liquidated damages in the amount equal to .75% of the value of each shareholder’s registrable securities (using a value of $5.08 per share to calculate the amount of such shareholder’s registrable securities) on the date that it fails to register the securities under the terms of the agreement and for each calendar month or portion thereof until the failure is cured, up to a maximum amount of 10% of the value of the shareholder’s securities (using a value of $5.08 per share to calculate the amount of such shareholder’s registrable securities).

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

Private Placement (July 2008 Financing)

On July 18, 2008, we sold to Blue Ridge Investment, LLC, Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit (the “July 2008 Financing”). As in the June 2008 Financing, each Unit consists of one share of Series A Preferred Stock, convertible into 0.5 share of common stock, and one Warrant to purchase common stock equal to 120% of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock. The description of other material terms and conditions of the July 2008 Financing are set forth below.

Securities Purchase Agreement

On July 18, 2008, we entered into and consummated a Securities Purchase Agreement (the “July 2008 Purchase Agreement”) with Blue Ridge Investments, LLC for the sale of Units at an aggregate purchase price of $5,000,000, each unit consisting of one share of Series A Preferred Stock and one Warrant with an exercise price of $7.04 per share, exercisable for a period of five years from issuance.

Each share of Series A Preferred Stock is convertible, at the option of the holder, into one share of our common stock, subject to certain limitations, conditions and anti-dilutive adjustments, and to a 9.9% limitation on beneficial ownership of stock. As such, the Series A Preferred Stock are convertible into an aggregate of 985,921 shares of our common stock. In the event that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party, a holder has the right to exercise certain buy-in rights, pursuant to which the Company shall either (i) compensate the actual loss suffered by the holder in this required transaction due to failure of delivery of common stock by the Company (based on that (x) the amount of the total purchase price exceeds (y) the amount obtained from the sale order), or either (i) reinstate the shares of the Series A Preferred Stock that was intended to be converted, or (ii) deliver the number of shares of common stock that should have been issued if the conversion had been honored.

The Warrants are exercisable in the aggregate for up to 1,183,106 shares of our common stock, or 120% of the total number of shares of common stock issuable upon conversion of the Series A Preferred Stock purchased by each Purchaser, subject to a 9.9% limitation on beneficial ownership of common stock. The Warrants are exercisable for a term of five years from July 18, 2008 and may be exercised at any time after 18 months following July 18, 2008 if we do not have an effective registration statement to cover the common stock underlying the Warrants. In the event that the Company is unable to deliver the shares upon conversion while the holder has transacted to sell such underlying shares to a third party, a holder has the right to exercise certain buy-in rights, pursuant to which the Company shall (i) compensate the actual loss suffered by the holder in this required transaction due to failure of delivery of common stock by the Company (based on that (x) the amount of the total purchase price exceeds (y) the amount obtained from the sale order), and either (i) reinstate the shares of the Series A Preferred Stock that was intended to be converted, or (ii) deliver the number of shares of common stock that should have been issued if the conversion had been honored.

Pursuant to the Mass Harmony Agreement dated as of September 16, 2007, Mass Harmony also received 5% of the gross proceeds of the July 2008 Financing in Warrants, equivalent to warrants exercisable in the aggregate of up to 35,512 shares of our common stock. The services provided by Mass Harmony under the Mass Harmony Agreement include performing initial due diligence on the Company, preparing our business plan, and assisting in the corporate restructuring and financial documentation.

Pursuant to the First Amendment to the July 2008 Purchase Agreement dated as of July 31, 2008, we are required to list and trade our shares of common stock on the Nasdaq Capital Market, Nasdaq Global Market, American Stock Exchange or any successor market thereto within eighteen (18) months of July 18, 2008, or the Principal Shareholder, will be required to deliver to Blue Ridge Investments, LLC an aggregate of 125,000 shares of common stock.

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

•
Investor relations fund. We must maintain an escrow account with $500,000 in connection with monies to be used for investor and public relations services. The escrow account was established through the Investor and Public Relations Escrow Agreement entered into by and between the Company, Vision Opportunity China LP and Sichenzia Ross Friedman Ference LLP, as escrow agent, dated as of June 10, 2008 and was funded on June 11, 2008. Out of this amount, $150,000 shall be released from escrow once we appoint a Chief Financial Officer or Vice President of Investor Relations. An additional $150,000 will be released to us after we engage a new independent registered accounting firm that is listed as one of the top 20 firms by stock market client number as calculated by Hemscott Group Limited, a division of Morningstar, Inc. As of June 30, 2012, all of the $500,000 had been released back to the Company.

•
U.S. visitation. For as long as Vision Opportunity China LP or Blue Ridge Investments, LLC holds at least 5% of the aggregate total number of shares of common stock and Shares (as defined in the Purchase Agreement) of the Company on a fully-diluted basis, the Company must provide for its management to visit the United States at least 4 times each year to meet with potential investors.

Securities Escrow Agreement

On July 18, 2008, we consummated a securities escrow agreement with Blue Ridge Investments, LLC, the Principal Shareholder, and Loeb & Loeb LLP, as escrow agent (the “July 2008 Securities Escrow Agreement”). In the Securities Escrow Agreement, as an inducement to Blue Ridge Investments, LLC to enter into the July 2008 Purchase Agreement, the Principal Shareholder agreed to deliver an aggregate of 985,921 shares of our common stock (the amount of common stock underlying the Series A Preferred Stock) (the “Blue Ridge Escrow Shares”) to the escrow agent for the benefit of Blue Ridge Investments, LLC, and to forfeit some or all of those shares to Blue Ridge Investments, LLC in the event we fail to achieve certain financial performance thresholds for the 12-month periods ending June 30, 2008 (“2008”) and June 30, 2009 (“2009”).

Pursuant to the First Amendment to the July 2008 Purchase Agreement and the First Amendment to the July 2008 Securities Escrow Agreement, both dated as of July 31, 2008, if we fail to list our common stock on the Nasdaq Capital Market, Nasdaq Global Market, American Stock Exchange or any successor market thereto within 18 months of July 18, 2008, 125,000 shares of common stock owned by Principal Shareholder will be distributed to Blue Ridge Investments, LLC.

As of June 30, 2012, pursuant to the terms of the Securities Escrow Agreement, all shares held in escrow had been released back to the Principal Shareholder.

Registration Rights Agreement

On July 18, 2008 we entered into and consummated a Registration Rights Agreement with Blue Ridge Investments, LLC (the “Blue Ridge RRA”), under which we agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 under the Securities Act (“Rule 415”) providing for the resale of: (i) all of the shares of common stock issuable on conversion of the Series A Preferred Stock, (ii) all of the shares of common stock issuable upon exercise of the Warrants, (iii) all of the Blue Ridge Escrow Shares delivered to Blue Ridge Investments, LLC under the July 2008 Securities Escrow Agreement described above, and (iv) all of the 125,000 shares of common stock that the Principal Shareholder will be required to deliver to Blue Ridge Investments, LLC in case the Company does not meet the deadline for listing on a national securities exchange.

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

The terms of the Blue Ridge RRA are also subject to the Shareholder RRA. Under the terms of the Shareholder RRA, the Company granted registration rights to certain shareholders existing prior to the reverse merger transaction, by which the shareholders were granted registration rights for the registration of an aggregate of 652,375 shares of common stock, as described in more detail in the section entitled “Private Placement (June 2008 Financing)” above.

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

Recent Public Offerings

On November 19, 2010, we entered into an underwriting agreement with Maxim Group LLC and Global Hunter Securities, LLC relating to the issuance and sale in a public offering of 1,228,400 shares of the Company’s common stock, at a price of $11.00 per share for an aggregate gross purchase consideration of $13,512,400. The sale and purchase of the shares closed on November 24, 2010.

On December 17, 2010, we entered into another underwriting agreement with Maxim Group LLC and Global Hunter Securities, LLC relating to the issuance and sale in a public offering of 529,323 shares of the Company’s common stock, at a price of $11.00 per share for an aggregate gross purchase consideration of $5,822,553. The sale and purchase of the shares closed on December 22, 2010.

The offerings were made pursuant to a prospectus supplement and accompanying prospectus in connection with a takedown from the Company’s shelf registration statement on Form S-3 ((Registration No. 333-167276)  initially filed with the Securities and Exchange Commission on June 3, 2010 and amended on October 21, 2010. The registration statement was declared effective on October 25, 2010.

Reverse Stock Split

On March 9, 2012, the Company effected a one-for-two reverse stock split of its issued and outstanding common stock. All common stock based data in this Annual Report on Form 10-K, in the consolidated financial statements and accompanying notes has been retroactively restated to reflect this reverse stock split.

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

Business Overview

We believe that the Company is one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics and is the only valve manufacturer in China who is able to produce large-sized ceramic valves with calibers of 150mm or more. Its product categories include a broad range of valves in all industries that are sold throughout China, to Europe, North America, Middle East and other countries in the Asia-Pacific region. Totaling over 150 customers, the Company became a supplier of China Petroleum & Chemical Corporation (“CPCC” or “Sinopec”) in 2005; it joined the supply network of China National Petroleum Corporation (“CNPC”) in 2006 and subsequently received a CNPC Certificate of Material Supplier for valve products in 2011. The Company is currently the only domestic ceramic valve manufacturer entering into the Sinopec and CNPC supply system, after a six-year application process.

The Company develops ceramic products with more than 776 types and specifications in 36 series, under 9 categories. Of these, 46 national patents have been obtained for its valve products. Our product won the title of “National Key New Product” four times from 1999-2003 and won a silver medal in the Shanghai International Industry Fair in 2002. In 2003, we obtained API authentication allowing export to North America and the Asia-Pacific region and CE authentication allowing export to EU in 2003.

Presently, the technology of most other domestic and overseas industrial ceramic valves manufacturers limits production to small-bore ball valves. In contrast, we produce a variety of ceramics in every category (gate valve, ball valve, back valve, adjustable valve, cut-off valve and special valve) and produce more than 776 specifications that sustain a maximum pressure level of 42MPa. The largest ceramic valve caliber that the Company is able to make is 1,000mm. Currently, we believe that most other manufacturers in the world primarily produce ceramic ball valves and ceramic adjustable valves with 150mm caliber or less.

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

Production is comprised of three processes: ceramic piece production, machine-work of ceramic and metal components, and assembly. Currently, the total area of the production plant is approximately 22,000 m2, with 168 sets of machine tools, of which 49 sets are for ceramics, and 119 sets of digitally controlled machine tools for metal components. Ceramic valve output in fiscal year 2012 was 5,461 sets.

Ceramics are friable and non-plastic and can be difficult to process. Additionally, we believe there is no special equipment available for ceramic processing in the world. Nevertheless, the Company has overcome these hurdles by applying the following features to its products:

•	adding zirconia to alumina ceramics to increase toughness and resistance to corrosion;
•	successfully using Martensite transformation toughening technology to increase toughness and reduce deformability;
•	applying nano-sized powder technology to improve toughness and other features; and
•	altering existing metal processors so as to enable us to apply cold-working techniques to its ceramic products.

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

The Company expensed all research and development costs as incurred.  Research and development expenses incurred for the years ended June 30, 2012, 2011 and 2010 were $830,453, $885,694, and $865,098, respectively.

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

Customers and Suppliers

Customers

For the year ended June 30, 2012, the Company’s top 10 customers and sales amount were as follows:

Name	Amount (RMB)
Company A2	9,170,598
Company B2	7,933,128
Company C2	6,315,957
Company D2	6,220,504
Company E2	5,858,684
Company F2	5,031,705
Company G2	4,583,692
Company H2	4,553,444
Company I2	4,049,991
Company J2	3,809,402

Our top 10 customers contributed approximately 28.02% of total sales in the fiscal year ended June 30, 2012. No customer individually accounted for more than 5.0% of total sales.

For the year ended June 30, 2011, the Company’s top 10 customers and sales amount were as follows:

Name	Amount (RMB)
Company A1	15,436,854
Company B1	15,201,218
Company C1	15,192,477
Company D1	13,045,152
Company E1	11,580,546
Company F1	10,227,483
Company G1	9,958,916
Company H1	8,904,200
Company I1	8,187,930
Company J1	8,061,286

Our top 10 customers contributed approximately 18.67% of total sales in the fiscal year ended June 30, 2011. No customer individually accounted for more than 2.5% of total sales.

For the year ended June 30, 2010, the Company’s top 10 customers and sales amount were as follows:

Name	Amount (RMB)
Company A0	14,817,953
Company B0	12,864,216
Company C0	10,057,418
Company D0	9,899,652
Company E0	9,510,417
Company F0	9,256,051
Company G0	8,776,934
Company H0	8,742,355
Company I0	8,324,038
Company J0	8,318,369

Our top 10 customers contributed approximately 27.17% of total sales in the fiscal year ended June 30, 2010. No customer individually accounted for more than 4.0% of total sales.

Suppliers

For the year ended June 30, 2012, the Company’s top 10 suppliers and purchase amount were as follows:

Name	Amount (RMB)
Company K2	7,451,607
Company L2	6,255,179
Company M2	4,923,213
Company N2	4,769,632
Company O2	4,352,782
Company P2	4,262,532
Company Q2	4,036,635
Company R2	3,573,453
Company S2	3,244,823
Company T2	3,222,639

Our top 10 suppliers accounted for approximately 43.24% of total purchases in the fiscal year ended June 30, 2012. No supplier individually accounted for more than 7.0% of total purchases.

For the year ended June 30, 2011, The Company’s top 10 suppliers and purchase amount were as follows:

Name	Amount (RMB)
Company K1	19,529,878
Company L1	18,280,829
Company M1	17,852,974
Company N1	16,260,701
Company O1	15,646,681
Company P1	15,167,910
Company Q1	15,016,554
Company R1	14,157,778
Company S1	13,781,855
Company T1	13,775,086

Our top 10 suppliers accounted for approximately 51.69% of total purchases in the fiscal year ended June 30, 2011. No supplier individually accounted for more than 6.9% of total purchases.

For the year ended June 30, 2010, the Company’s top 10 suppliers and purchase amount were as follows:

Name	Amount (RMB)
Company K0	10,993,789
Company L0	8,873,372
Company M0	8,083,137
Company N0	6,471,029
Company O0	5,826,316
Company P0	5,397,730
Company Q0	4,635,150
Company R0	4,619,398
Company S0	4,354,719
Company T0	4,337,680

Our top 10 suppliers accounted for approximately 32.29% of total purchase in the fiscal year ended June 30, 2010. No supplier individually accounted for more than 5.6% of total purchases.

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

Strategic transition to new markets: In response to the general economic slowdown, business disruptions and changes in the global ceramic valves industry, the Company has implemented a strategic transition away from the low-end markets including the electric power markets, to the high-end oil and chemical markets, both domestically and abroad. The Company has gained qualification to supply to Sinopec and CNPC. In future, it will endeavor to obtain certifications to become supplier to multinational companies in the global oil and chemical industries.

Sales training: Each member of sales personnel in the Company is trained in grass-roots production before starting work, so as to become familiar with production flow and product characteristics. The HR department has prepared a training plan aimed at sales personnel to educate them in sales and product. To ensure the professionalism of our employees, all of our sales personnel must pass an exam following training before they may start work.

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

Many of our international competitors, in particular, have longer operating histories and have more established relationships with customers and end users and are engaged in major markets of general industrial products and cutting edge technology fields. However, with respect to the niche market of ceramic valves manufacture, presently foreign valve manufacturers such as Cera System GmbH and Fujikin of America, Inc., have mature production scales for ceramic valves, but they do not make industrial ceramics development and ceramic valve production their main line of business, and they rely on either single-use equipment or outsourcing for production of ceramic components. In China, aside from Tianjin Shengkai, there are small amount of ceramic valve manufacturers with limited sales volumes, most of which also mainly depend on outsourcing for ceramic pieces.

Our Competitive Advantages

At present, based on our experience in and knowledge of the ceramic valve industry in China, we believe that we are the leading producer of ceramic valves in China. Given our early entry into the ceramic valve market, we believe we enjoy a leading position in China because of our head start in ceramic material technology and valve assembly.

Presently, the technology of other domestic and overseas industrial ceramic valve manufacturers limits their production to small-bore ball valves. In contrast, the Company produces a variety of ceramic valves in every category (gate valve, ball valve, back valve, adjustable valve, cut-off valve and special valve, etc.) and produces more than 776 specifications that sustain a maximum pressure level of 42MPa. The largest ceramic valve caliber the Company is able to make is 1,000mm. Currently, we believe that most of other manufacturers in the world only produce ceramic ball valves and ceramic adjustable valves with 150mm caliber or less. We believe that our ability to produce a comprehensive category of high-quality ceramic products, together with our self-developed ceramic processor, leak-proof valve sealing technology and strong technology development capacity, set us apart from our domestic and international competitors.

Our Future Goals

We have the following near-term goals for our company:

•
Develop new technology for the industry. We plan to increase investment in technology development and continue conducting research on engineering structural ceramics that will advance the ceramic industrial valve market.

•	Lower production costs. We plan to digitalize our machinery and streamline our valve production so as to lower the production cost of ceramic valves and accelerate their substitution for metal valves.

•	Internationalization. We plan to make further efforts to gain brand awareness in the overseas valve market. As such, we will keep expanding market share in the international market.

•
Strategic transition to new markets. In response to general economic slowdown, business disruptions and changes in the global ceramic valves industry, the Company will further its strategic transition away from the low-end markets including the electric power markets, to the high-end oil and chemical markets, both domestically and abroad.

The commercial production at our new manufacturing plant officially began in September 2010. Our headquarters building was also completed in September 2010. The new facility increases our annual production capacity to 24,000 sets of ceramic valves based on one-shift operation. In the event that we reach 100% production capacity at the new facility, we will be able to further increase our production capacity by adding shifts for some of the production processes and/or by adding additional machines at space available within the same facility.

In the past one and half years, because of the heightened suspicions on the integrity of Chinese companies, enquiries into the Company’s business and domestic customers mounted by certain shareholders and interested parties without the Company’s approval or endorsement have resulted in severely damaged relations with some of the Company’s important domestic customers. This has resulted in considerable loss of business since June 2011, and a higher turnover in the Company’s sales agents and representatives. Some of the Company’s other customers have seized this opportunity to demand price cuts from the Company. Meanwhile, some of the Company’s competitors also have seized this opportunity to take away our customers. In addition, in the year ended June 30, 2012, due to the general economy slowdown in China and particularly the poor operating performance and financial pressure experienced by most of our major customers in the electric power market, business with those customers have become increasingly difficult. Some of our agents/distributors, through whom we sold our products to those end customers in the electric power industry, have even been forced out of business because they could not survive with prolonged collection of accumulated trade receivables.

In response to this situation, management of the Company has decided to phase out its less profitable domestic market segments including the electric power market and focus on expanding its presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices than the domestic Chinese market.

The Company has also substantially raised prices to match industry levels and to reflect its superior product quality. The Company also expects to streamline operations through headcount reduction and other cost-saving measures to conserve capital and reduce the impact of any revenue loss during this transition.

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

In its production facility completed in September 2010, the Company has introduced digital-control processing centers that will greatly enhance process precision and efficiency and will improve the overall quality of our valves. The digitalization has also reduced the need for a larger, highly skilled workforce.

Intellectual Property

The Company has certain intellectual property rights as listed below:

Patents

We have applied for and obtained 46 patents in the PRC for the following products:

No.	Utility Models	Utility Models No.	Designer	Application Date	Authorized Announce- ment Date	Owner

1	High temperature and high Pressure ceramic check valves in power station	ZL 200420029890.0	Wang Chen	10/10/2004	2/1/2006	Tianjin Shengkai
2	Preventing slag at the bottom of the wedge and abrasion-resistant ceramic slag-off valves	ZL 200420029889.8	Wang Chen	10/10/2004	2/1/2006	Tianjin Shengkai
3	Anti-fouling ceramic seal discharge valves	ZL 200420029887.9	Wang Chen	10/10/2004	12/7/2005	Tianjin Shengkai
4	Reciprocating sliding dual- plate ceramic sealing valves	ZL 200420029886.4	Wang Chen	10/10/2004	2/1/2006	Tianjin Shengkai
5	New ceramic replica valves	ZL 200420029885.X	Wang Chen	10/10/2004	11/9/2005	Tianjin Shengkai
6	External composite armor plate for tank	ZL 2004 2 0029600.2	Wang Chen	8/24/2004	8/3/2005	Tianjin Shengkai
7	The new V-shaped channel spherical valves	ZL 2004 2 0029601.7	Wang Chen	8/3/2004	8/3/2005	Tianjin Shengkai
8	Cavitation and erosion-resistant high-pressure adjusting valves	ZL 2004 2 0029602.1	Wang Chen	8/24/2004	8/3/2005	Tianjin Shengkai
9	New ceramic three links valves	ZL 2004 2 0029603.6	Wang Chen	8/24/2004	8/3/2005	Tianjin Shengkai
10	Ceramic valves with purge devices	ZL 200820002560	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
11	Throttle ceramic valves	ZL 200820002561.5	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
12	Fast-opening ceramic adjusting valves	ZL 200820002565.3	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
13	Eccentric anti-seize abrasion-resistant spherical valves	ZL 200820002564.9	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai

14	Spherical ceramic adjusting valves	ZL 200820002562.X	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
15	Ceramic butterfly valves	ZL 200820002563.4	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
16	Ceramic seal switching valves	ZL 200820002566.8	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
17	Fine-tuning ceramic adjusting valves	ZL 200820002567.2	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
18	Hemispherical ceramic adjusting valves	ZL 200820002559.8	Wang Chen	1/22/2008	2/1/2008	Tianjin Shengkai
19	Ceramic ball check valves	200920179548.1	Wang Chen	10/12/2009	11/4/2009	Tianjin Shengkai
20	Three links switching ceramic cut-off valves	200920179544.3	Wang Chen	10/12/2009	11/4/2009	Tianjin Shengkai
21	Pneumatic ceramic seal shut-off valve	200920179546.2	Wang Chen	10/12/2009	11/4/2009	Tianjin Shengkai
22	An enhanced ceramic sphere	200920179545.8	Wang Chen	10/12/2009	11/4/2009	Tianjin Shengkai
23	Ceramic ball cut-off valves	200920179547.7	Wang Chen	10/12/2009	9/28/2010	Tianjin Shengkai
24	High pressure ceramic flat gate valve	200920179550.9	Wang Chen	10/12/2009	9/10/2010	Tianjin Shengkai
25	Ceramic seal swing check valves	200920179549.6	Wang Chen	10/12/2009	5/11/2011	Tianjin Shengkai
26	Throttle ceramic cut-off valve	200920179551.3	Wang Chen	10/12/2009	6/22/2011	Tianjin Shengkai
27	Ceramic Liner	201020576395.7	Wang Chen	10/26/2010	5/11/2011	Tianjin Shengkai
28	High Temperature Ceramic Nozzle	201020576411.2	Wang Chen	10/26/2010	5/25/2011	Tianjin Shengkai
29	Ceramic Spray Nozzle	201020576415.0	Wang Chen	10/26/2010	5/11/2011	Tianjin Shengkai
30	Ceramic Piston Pump	201020576428.8	Wang Chen	10/26/2010	6/8/2011	Tianjin Shengkai
31	Ceramic Pump	201020576436.2	Wang Chen	10/26/2010	6/15/2011	Tianjin Shengkai
32	Ceramic Valv Stem	201020576439.6	Wang Chen	10/26/2010	5/4/2011	Tianjin Shengkai
33	Ceramic Plunger	201020576448.5	Wang Chen	10/26/2010	4/27/2011	Tianjin Shengkai
34	Thermocouple Protection	201020576462.5	Wang Chen	10/26/2010	6/8/2011	Tianjin Shengkai
35	Ceramic Butterfly Disc	201120264468.3	Wang Chen	7/26/2011	5/9/2012	Tianjin Shengkai
36	Invisible Rod Knife-shape Ceramic Gate Valve	201120264469.8	Wang Chen	7/26/2011	3/21/2012	Tianjin Shengkai
37	Ceramic Ball used in Corrosive Media	201120264470.0	Wang Chen	7/26/2011	5/9/2012	Tianjin Shengkai
38	Flat Ceramic Gate Valve with Diversion Hole	201120265746.7	Wang Chen	7/26/2011	3/28/2012	Tianjin Shengkai
39	Full-lined Sliding Gate	201120265747.1	Wang Chen	7/26/2011	2/15/2012	Tianjin Shengkai
40	Large-diameter Ball Valve Structure	201120265748.6	Wang Chen	7/26/2011	2/15/2012	Tianjin Shengkai
41	Coat Ceramic Ball	201120265749.0	Wang Chen	7/26/2011	3/28/2012	Tianjin Shengkai
42	High Pressure Fixed Ceramic Ball Valve	201120265750.3	Wang Chen	7/26/2011	3/14/2012	Tianjin Shengkai
43	High Pressure Valve in Coal-chemical System	201120265771.5	Wang Chen	7/26/2011	2/8/2012	Tianjin Shengkai
44	Ceramic Plug Valve	201120265773.4	Wang Chen	7/26/2011	2/15/2012	Tianjin Shengkai
45	Anti-body Deformation of the Large-diameter Gate Valve	201120265772.x	Wang Chen	7/26/2011	2/8/2012	Tianjin Shengkai
46	Ceramic Disc Grinding Cylindrical Fixture	201120265775.3	Wang Chen	7/26/2011	3/21/2012	Tianjin Shengkai

Shengkai has patent applications pending for the following products:

Name	Patent No.	Application Date
Ceramic Valve Ball Machining Tooling	201120265774.9	7/26/2011

Trademarks and Domain Names

Shengkai has registered seven trademarks for “SK” and “Shengkai” with the Trademark Bureau under the State of Administration for Industry & Commerce in China, and one trademark for “SKYCERA” with United States Patent and Trademark Office, all of which are effective:

Trademark	Certificate No.	Category	Registrant	Valid Term
“SK”	No.1717597
No.6: metal valves (parts of non-machinery), metallic pipe fittings, metallic pipe reinforcement material, metallic pipes fittings of compressed air pipes, metallic pipes, metallic pipes of air conditioning equipment, metallic drip valves, metallic sleeve, conduits and pipes of central heating equipments, metallic pipes of central heating
			Tianjin Shengkai	2/21/2002 to 2/20/2022
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
		Tianjin Shengkai	10/14/2006 to 10/13/2016
“SKYCERA”	Reg. No. 4,176,270
For: Manually operated ceramic valves for industrial applications, other than parts of machines; spare parts for manually operated ceramic valves for industrial applications, other than parts of machines, in Class 20 (U.S. Cls. 2, 13, 22, 25, 32 and 50)
		Shengkai Innovations, Inc.	7/17/2012 to 7/17/2022

Shengkai has registered the following domain names:

Domain Name	Owner	Registration Date	Expiration Date
“Shengkai.com”	Tianjin Shengkai	N/A	6/15/2014 (extended from 6/15/2010)
“Shengkaiinnovations.com”	Shengkai Innovations, Inc.	11/13/2009	11/23/2012
“shengkai.mobi”	Tianjin Shengkai	2/14/2011	2/14/2014
	Tianjin Shengkai	2/14/2011	2/14/2014
	Tianjin Shengkai	2/14/2011	2/14/2014
	Tianjin Shengkai	2/14/2011	2/14/2014
“skvalve.cn”	Tianjin Shengkai	2/14/2011	2/14/2014
“Skycera.com”	Shengkai Innovations, Inc.	12/7/2011	12/7/2012
“Skycera.net”	Shengkai Innovations, Inc.	12/7/2011	12/7/2012

Employees

As of September 20, 2012, the Company had 135 employees, 84 of which possess a diploma over junior college level, representing 62.2% of the work force recruited. We currently have 8 senior-level professionals and 18 mid-level professionals with undergraduate or higher degrees.

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

In the year ended June 30, 2012, our average compensation per employee per month was RMB4,360, or approximately $690. We also pay benefits in the form of social security insurance fees for employees required such insurance under PRC law.

We have a system of human resource performance review and incentive policies that allow personnel reviews to be carried out monthly or bi-monthly, depending on the length of service.

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

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by the MOFCOM and the National Development and Reform Commission or the NDRC in 2011 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. The PRC Subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

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

•
Organization Code Certificate issued by Tianjin Quality Supervision and Inspection Bureau (code No. 23967678-2, and registration No. Zu Dai Guan 120191-045813), valid from August 24, 2010 through August 23, 2014. The company has passed the 2012 annual inspection.

•
Taxation Registration Certificate (Jin Shui Zheng Zi No. 120115239676782) issued by the Tianjin Economic-Technological Development Area Branch of the State Administration of Taxation on October 30, 2010.

•
Customs Declaration Registration Certificate for Consignees or Consignors of Import & Export of the PRC Customs (the Certificate code No.1207268124) issued by Tianjin Customs District of the PRC respectively on August 27, 2009, valid through August 28, 2015.

•	Self-declaration Units Registration Certificate (the Certificate No. 1200604101) issued by Tianjin Entry-Exit Inspection and Quarantine Bureau on September 21, 2006.

•
The American Petroleum Institute issued to Shengkai Certificates of Authority to use the Official API Monogram (No.6D-0460) on June 9, 2006. The certificate expired on June 09, 2012. Currently the Company is awaiting the final approval on the extension of the valid term for the certificate, which is expected in October, 2012.

•	Quality Certificate (ISO9001:2000)(No.0170-2003-AQ-RGC-RvA) issued by Det Norske Veritas Certification B.V. on December 6, 2002. The expiration date is December 6, 2014

•
Tianjin Finance Bureau, Tianjin State Taxation Bureau, Tianjin Local Taxation Bureau and Tianjin Scientific Technology Committee issued the Certificates of High Technology Enterprise (No.2003-011 and No.0612007B5003) to Tianjin Shengkai on June 8, 2009. The valid terms are three years and the expiration date is June 8, 2012. We are currently in the process of applying for renewal for this certificate and expect to receive the approval in the second quarter of fiscal year 2013.

•	Manufacturer License of Special Equipment (TS2712014-2012) issued by Tianjin Bureau of Quality and Technical Supervision on October 15, 2008, valid through October 14, 2012.

•	Manufacturer License of Special Equipment (TS2710P74-2013) issued by Tianjin Bureau of Quality and Technical Supervision on February 14, 2011, valid through September 29, 2013.

•	CE (No.DGR-0036-QS-516-06) issued by TUV SUD Industrie Service GmbH on November 14, 2006. The expiration date is November 13, 2012.

•	Registration Form for Operators of Foreign Trading (the code No. 00498476, and import & export enterprise code No.1200239676782) issued by Tianjin Commission of Commerce on December 5, 2007.

•	OHSAS 18001:2007 (No.115336-2012-HSO-RGC-DNV) issued by Det Norske Veritas Certification B.V. on June 11, 2012. The expiration date is June 11, 2015.

•	ISO 14001:2004 (No.115335-2012-AE-RGC-RvA) issued by Det Norske Veritas Certification B.V. on June 11, 2012. The expiration date is June 11, 2015.

SK WOFE

•	Business License (No. 120000400054373) by Tianjin Administration for Industry and Commerce, valid from April 9, 2008 through April 8, 2028.

•	Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC (No. of Issuance: 1200032322), approved by Tianjin City People’s Government on March 24, 2008.

•
Taxation Registration Certificate (Jin Shui Zheng Zi No. 12011667149649X) issued by the Tianjin Economic-Technological Development Area Branch of the State Administration of Taxation on April 28, 2010.

•
Organization Code Certificate issued by Tianjin Quality Supervision and Inspection Bureau (code No. 67149649-X, and registration No. Zu Dai Guan 120192-021898), valid from April 23, 2010 through April 22, 2014. The company has passed the 2012 annual inspection.

•
Customs Declaration Registration Certificate for Consignees or Consignors of Import & Export of the PRC Customs (the Certificate code No.1210949067) issued by Tianjin Customs District of the PRC, valid through June 15, 2015.

•	Registration Form for Operators of Foreign Trading (the code No. 01019766, and import & export enterprise code No.120067149649X) issued by Tianjin Commission of Commerce on June 21, 2011.

Shengkai (Tianjin) Trading Ltd.

•	Business License (No. 120192000064551) by Tianjin Administration for Industry and Commerce, valid from June 25, 2010 through June 24, 2100.

•
Organization Code Certificate issued by Tianjin Quality Supervision and Inspection Bureau (code No. 55653836-7, and registration No. Zu Dai Guan 120192-023438), valid from September 15, 2010 through September 14, 2014. The company has passed the 2012 annual inspection.

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

Risks Related to Our Business and Industry

Our current organizational structure makes it difficult for us to evaluate our future business prospects.

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

We manage and operate Tianjin Shengkai, one of our operating entities, through SK WFOE pursuant to the rights it holds under the contractual agreements (the “VIE” Agreements”). By reason of the VIE Agreements, Tianjin Shengkai is a variable interest entity (“VIE”).  Almost all economic benefits and risks arising from Tianjin Shengkai’ s operations are transferred to SK WFOE under these agreements.  Details of the VIE Agreements are set out in the “PRC Restructuring” section.

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

At June 30, 2012, we had working capital of $78,948,043. Our capital requirements in connection with the development of our business are significant. During the fiscal year ended June 30, 2012, we spent approximately $13,562,923 for the purchase of raw materials and supplies and equipment and other fixed assets, of which $11,876,469 was used to purchase raw materials and supplies and $1,686,454 was used to purchase equipment and other fixed assets.

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

We had experienced rapid growth in our operations, which had placed significant demands on our management, operational and financial infrastructure. If in future our operations resume rapid growth and we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage any such rapid growth in future, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

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

We do not presently maintain product liability insurance in the PRC, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance in the PRC. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

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

The “recipe” to our unique method for creating structural ceramic valves is held by Wang Chen, our CEO, and his mother, Guo Chuanye. This technology is recorded but is uninsured and inaccessible by anyone but Mr. Wang, Guo Chuanye, and Guo Wei. If either of these three key individuals were to lose the ability to recall this technology, either through death or incapacity, we would lose key technology that could have a material adverse effect on our financial condition and results of operations.

Our Chief Executive Officer has strong influence on us through his position and stock ownership and his interests may differ from other shareholders.

Since the exercise on August 5, 2009 of a call option agreement entered into on June 9, 2008 by and between Wang Chen and Li Shaoqing, our Chief Executive Officer, Mr. Wang, beneficially owns 48.05% of our common stock through his 100% holding in Long Sunny Limited. As a result, Mr. Wang will be able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Mr. Wang’s interests may differ from that of other shareholders.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts smaller reporting companies with respect to the attestation by their independent registered public accountants as to our financial controls, this exception does not affect the requirement that we include a report of management on our internal controls over financial reporting and will not affect the requirement to include the auditor's attestation if our public float exceeds $75 million and we cease to be smaller reporting company. Existing standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. As of June 30, 2012, management has concluded that our controls and procedures were effective.  However, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

The issuance and sale of the common stock issuable upon conversion of the Series A Preferred Stock and exercise of warrants could result in a change of control.

If we issue all of the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of warrants, the 5,825,237 shares of common stock so issuable would constitute approximately 25.3% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock become upon conversion of the Series A Preferred Stock pursuant to the anti-dilution and adjustment provisions and pursuant to the liquidated damages provisions of the registration rights agreements executed in connection with the Series A Preferred Stock. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

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

Our common stock could be delisted from The NASDAQ Global Market if we are not able to satisfy continued listing requirements, and if this occurs, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.

Our common stock is currently listed on the NASDAQ Global Market. Continued listing of a security on the NASDAQ Global Market is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Global Market listing.  The standards for continued listing require, among other things, that the closing minimum bid price for the listed securities be at least $1.00 per share for 30 consecutive trading days. The closing bid price for our shares has been less than $1.00 per share since May 18, 2012, and there can be no assurances made that we will satisfy the $1.00 minimum bid price required for continued listing of our common stock on the NASDAQ Global Market.

We received a letter dated July 2, 2012, from NASDAQ's Listing Qualifications Department, notifying us that during the preceding 30 consecutive business days, the closing bid price of our common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market.  This notification did not result in the immediate delisting of the Company’s common stock from the NASDAQ Global Market.

In accordance with NASDAQ rules, the Company has 180 calendar days, or until December 31, 2012, to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days. Under the Listing Rules, the NASDAQ staff may exercise its discretion to extend this 10-day period. As of the filing of this Annual Report on Form 10-K with the SEC, the Company has not regained compliance with the minimum bid price requirement and does not know if it will be able to regain compliance prior to December 31, 2012. If the Company does not achieve compliance, NASDAQ will provide notice to the Company that its common stock is subject to delisting from the NASDAQ Global Market.  If the Company receives this notice, it may appeal the delisting determination to the NASDAQ Hearing Panel or may apply to transfer the listing of its common stock to the NASDAQ Capital Market if the Company satisfies all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. If such application to the NASDAQ Capital Market is approved, then the Company may be eligible for an additional grace period of 180 days.

If we are not able to satisfy continued listing requirements of The NASDAQ Global Market, our common stock could be delisted and the price of our common stock and our ability to raise additional capital may be adversely affected. As a result, the ability to buy and sell our stock may be less orderly or efficient.

If our common stock is delisted from The NASDAQ Stock Market, the Company may be subject to the risks relating to penny stocks.

If our common stock is delisted from trading on The NASDAQ Stock Market and the trading price of the common stock is below $5.00 per share on the date the common stock is delisted, trading in our common stock may be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

Our land use rights are set forth below:

Land Use Rights through Grants from Land Management Authority

	Plot A	Plot B
Land No.	No. 01-17-(3)-8	No. 1201104020180020001
Land Use Right Certificate No.	Jin Nan Dan Guo Yong (2001) Geng 2 Zi No.045	Bao Dan Guo Yong (2009) No. 022
User of the Land	Tianjin Shengkai	SK WFOE
Location	Wang Gang Road, Shuangang, Jinnan Economic & Technology Development Area, Tianjin	No. 106 Zhonghuan South Road, Economic Zone, Airport Industrial Park, Tianjin
Usage	Commercial Services	Commercial Services
Area ( m2 )	10,023.0	43,566.3

Form of Acquisition	Grant from related Land Management Authority	Grant from related Land Management Authority
Expiration Date	September 21, 2048	January 23, 2059
Encumbrances	None	None

We currently own the following buildings, as set forth below:

Owned Premises

	Part 1	Part 2	Part 3	Part 4	Part 5
Certificate No.	No. 11230902147
Owner	Tianjin Shengkai
Location	Wang Gang Road, Shuangang, Jinnan Economic& Technology Development Area, Tianjin
Category	Private
Area (㎡)	931.06	1192.90	493.64	824.74	2691.41
Usage of Design	Industry	Industry	Industry	Industry	Industry
Structure	Mixture	Mixture	Mixture	Mixture	Mixture
Encumbrances	None

We currently lease the following premise:

Leased Premises

No.	Lessor	Location	Term	Rent per Year (USD)
1	Tianjin Development Zone Binhai Investment Service Co., Ltd.	Room A3112, Part II, 122 Dongting Road, Tianjin Development Zone	November 17, 2011 to January 16, 2013	$1,109

Item 3. Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures.

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock has been quoted on NASDAQ Stock Market LLC under the symbol “VALV” since May 25, 2010.  Its common stock previously was traded on the NYSE MKT under the symbol “SHE” between December 23, 2009 and May 24, 2010, and was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SKII”, “SOSA,” and “SSAU” prior to December 23, 2009.

The high and low prices for the Company’s common stock for the quarters of the last two years ended June 30, 2012 and 2011 is listed below. The prices are taken from NASDAQ, which prices have been retroactively restated to reflect the Reverse Stock Split effected on March 9, 2012.

Fiscal Quarter	High Price	Low Price
2011 First Quarter	$17.00	$11.80
2011 Second Quarter	$15.20	$11.00
2011 Third Quarter	$12.18	$6.76
2011 Fourth Quarter	$7.82	$2.56
2012 First Quarter	$7.70	$1.72
2012 Second Quarter	$2.10	$1.12
2012 Third Quarter	$2.88	$1.04
2012 Fourth Quarter	$2.04	$0.68

As of September 20, 2012, we had approximately 2,600 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from SK WFOE for our funds and PRC regulations may limit the amount of funds distributed to us from SK WFOE, which will affect our ability to declare any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2010 and 2011 Incentive Stock Plans as of June 30, 2012. On February 8, 2010, the Company’s board of directors and a majority of the Company’s holders of common stock approved establishment of the 2010 Incentive Stock Plan. On March 4, 2011, the Company’s board of directors and a majority of the Company’s holders of common stock approved establishment of the 2011 Incentive Stock Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,043,772	(1)	$14.74	331	(2)
Equity compensation plans not approved by security holders
Total	1,043,772		$14.74	331

(1) This number only includes shares to be issued upon exercise of outstanding options under the 2010 Incentive Stock Plan, excluding those options terminated or forfeited due to termination of employment, and does not include the 1,335,000 shares of common stock awarded to the Company's employees under the 2011 Incentive Stock Plan.

(2) Up to 1,335,331 shares of common stock are authorized to be issued under the 2011 Incentive Stock Plan. As of June 30, 2012, 331 shares of common stock remain available for future issuance under this plan.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2012 and 2011 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

SK WFOE and Tianjin Shengkai, the entities through which we run our operations, are prominent ceramic valve manufacturers. We have more than 18 years of experience and possess a unique method for creating ceramic valves.

We believe that the Company is one of the few ceramic valve manufacturers in the world with research and development, engineering, and production capacity for structural ceramics and is able to produce large-sized ceramic valves with calibers of 6" (150mm) or more. The Company's product portfolio includes a broad range of valves that are sold throughout the PRC, to Europe, North America, Middle East and other countries in the Asia-Pacific region. The Company has over 150 customers, and is the only ceramic valve supplier qualified to supply SINOPEC. The Company joined the supply network of China National Petroleum Corporation (“CNPC”) in 2006 and subsequently received a CNPC Certificate of Material Supplier for valve products in 2011.

Results of Operations

Comparison of the Years Ended June 30, 2012 and 2011

Revenue

In the past one and half years, because of the heightened suspicions on the integrity of Chinese companies, enquiries into the Company’s business and domestic customers mounted by certain shareholders and interested parties without the Company’s approval or endorsement have resulted in severely damaged relations with some of the Company’s important domestic customers. This has resulted in considerable loss of business since June 2011, and a higher turnover in the Company’s sales agents and representatives. Some of the Company’s other customers have seized this opportunity to demand price cuts from the Company. Meanwhile, some of the Company’s competitors also have seized this opportunity to take away our customers. In addition, in the year ended June 30, 2012, due to the general economy slowdown in China and particularly the poor operating performance and financial pressure experienced by most of our major customers in the electric power market, business with those customers have become increasingly difficult. Some of our agents/distributors, through whom we sold our products to those end customers in the electric power industry, have even been forced out of business because they could not timely collect accumulated trade receivables from their customers.

As a result, revenue for the fiscal year ended June 30, 2012 decreased by $61,133,848 or 65.4% to $32,317,525 from $93,451,373 for the fiscal year ended June 30, 2011. Total ceramic valves output for the fiscal year ended June 30, 2012 was 5,461 sets, compared with 23,298 sets for the fiscal year ended June 30, 2011. This is also in line with our previous announcements forecasting the continuation of loss of customers and business in the domestic market, particularly in electric power industry, as a result of the Company’s strategic shifting of business focus and increase in the sales price of our products.

Approximately 89.1% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the fiscal year ended June 30, 2012, compared with 91.1% for the fiscal year ended June 30, 2011.

Unlike previously, the electric power industry contributed significantly less to our revenue, generating approximately 26.7% of total revenue for the fiscal year ended June 30, 2012, compared with 61.7% for the fiscal year ended June 30, 2011. Revenue from the electric power industry was $8,635,808 for the fiscal year ended June 30, 2012, a decrease of $49,034,702 or 85.0% from $57,670,510 for fiscal 2011.

Revenue from the petrochemical and chemical industry accounted for approximately 62.3% of total revenue for the fiscal year ended June 30, 2012, compared with 29.4% for the fiscal year ended June 30, 2011. The revenue from the petrochemical and chemical industry was $20,148,481 for the fiscal year ended June 30, 2012, a decrease of $7,356,784 or 26.7% from $27,505,265 for fiscal 2011. The decrease was primarily due to the general slowdown in economy in the PRC and the increase in the sales price of our products.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 10.9% of total revenue for the fiscal year ended June 30, 2012, compared with 8.9% for the fiscal year ended June 30, 2011. The revenue for other industries was $3,533,236 for the fiscal year ended June 30, 2012, a decrease of $4,742,362 or 57.3% from $8,275,598 for fiscal 2011. Such other industries have not been the Company’s marketing focus because of less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low. In fiscal 2011, there was an increase in revenue from some iron and steel mills who introduced new blast furnace gas cleaning systems, which required highly anti-abrasive ceramic valves. Orders from those new projects had been completed by the end of the fiscal year ended June 30, 2011.

Cost of Sales and Gross Profit

Cost of sales for the fiscal year ended June 30, 2012 was $18,341,149, a decrease of $21,986,353 or 54.5% as compared to $40,327,502 for the fiscal year ended June 30, 2011, primarily due to decline in revenue. The cost of sales as a percentage of net revenues increased by approximately 13.6% to 56.8% in the fiscal year ended June 30, 2012 from 43.2% during fiscal 2011.

Gross profit for the fiscal year ended June 30, 2012 was $13,976,376, a decrease of $39,147,495 or 73.7% as compared to $53,123,871 for the fiscal year ended June 30, 2011. The decrease was attributable to both decrease in revenue and increase in certain costs such as depreciation expenses. The gross margin for the fiscal year ended June 30, 2012 was 43.2%, as compared to 56.8% for fiscal 2011. The decrease in gross margin between the two comparable years was primarily attributed to increase in depreciation expenses and material prices, which were spread over a smaller revenue base, partially mitigated by the increase in product sales price. During the two fiscal years ended June 30, 2011 and 2012, total new fixed assets of approximately $53.7 million were added to property, plant and equipment. The depreciation expenses recorded in cost of sales for the fiscal year ended June 30, 2012 was approximately $3.3 million, an increase of approximately $1.8 million or 119.3% as compared to approximately $1.5 million for fiscal 2011. During fiscal 2012, prices for steel raw materials and steel die-casting components, our major raw materials, were approximately 11.6% higher than those in fiscal 2011.

Selling Expenses

Selling expenses for the fiscal year ended June 30, 2012 were $3,746,972, a decrease of $4,593,335 or 55.1%, from $8,340,307 for the fiscal year ended June 30, 2011. The major component of selling expenses was commissions paid to agents for introducing new sales, which was approximately $2.6 million for the fiscal year ended June 30, 2012, a decrease of approximately $4.9 million or 65.4% from approximately $7.5 million for the fiscal year ended June 30, 2011. Selling expenses as a percentage of total sales revenue increased to 11.6% for the fiscal year ended June 30, 2012 from 8.9% for fiscal 2011, since certain minor components of selling expenses such as sales staff’s salaries and after-sale service expenses are flat-rate and did not diminish proportionally to revenue decrease, and also because we attended more trade shows and incurred more marketing expenses in fiscal 2012 as a result of our efforts to develop new markets.

General and Administrative Expenses

General and administrative (“G&A”) expenses for fiscal year ended June 30, 2012 were $9,497,603, a decrease of $5,699,698 or 37.5% as compared to $15,197,301 for the fiscal year ended June 30, 2011. Included in G&A expenses for the fiscal year ended June 30, 2012 was a non-cash charge of $4,864,530, which was the share-based compensation costs on: i) the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan, and ii) the stock awards to management and key employees issued in September 2011, under the Company’s 2011 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for fiscal 2011 was $9,674,402. G&A expenses (excluding the non-cash items) for the fiscal year ended June 30, 2012 were $4,633,073, a decrease of $889,826 or 16.1% as compared to $5,522,899 for the fiscal year ended June 30, 2011.The decrease in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2011 and 2012 was primarily attributable to decrease in expenses and professional fees incurred for our U.S. capital market-related activities of $412,913; decrease in other miscellaneous G&A expenses including moving expenses of $531,574; as well as decrease in salary and welfare costs of $87,466 attributed to reduced number of employees, offset by the increase in depreciation costs of $160,241 as a result of the new headquarters building.

Changes in Fair Value of Instruments

For the fiscal year ended June 30, 2012, the Company incurred non-cash gain in an aggregate amount of approximately $2.2 million related to its issuance of Series A warrants and Series A convertible preferred stock in the Private Placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the fiscal year ended June 30, 2012. Fair value of the instruments was primarily a function of the price of our common stock. A decrease in our stock price over the year resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period. For the fiscal year ended June 30, 2011, the Company recognized a non-cash gain of approximately $69.7 million due to the decrease in our stock price over that year.

Provision for Income Taxes

Provision for income taxes for the fiscal year ended June 30, 2012 was $1,597,693, a decrease of $4,789,161 or 75.0% from $6,386,854 for the fiscal year ended June 30, 2011. Excluding the approximately $4.9 million share-based compensation cost and the approximately $2.2 million gain from changes in fair value of instruments, adjusted income before taxes was approximately $6.7 million for the fiscal year ended June 30, 2012 compared with approximately $39.8 million for fiscal 2011, after adjusting for the approximately $9.7 million share-based compensation cost and approximately $69.7 million gain from changes in fair value of instruments. The income tax provision is calculated based on the actual income before taxes and applicable income tax rate of each of our PRC subsidiary and affiliate, according to the generally accepted accounting principles of PRC. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, rather than the standard tax rate of 25%. Currently Tianjin Shengkai is in the process of renewing the “high technology” enterprise status. Management believes that it is likely that such renewal will be approved. Based on such belief and common practice as accepted by relevant tax authority, Tianjin Shengkai used the 15% enterprise income tax rate to provide and pay for income tax expenses for the quarters ended March 31 and June 30, 2012. In the event that such renewal is not finally approved, however, we will need to apply the standard rate of 25% and make up the 10% difference in income tax expenses for the quarters ended March 31 and June 30, 2012.

Net Income

Net income (per U.S. GAAP) for the fiscal year ended June 30, 2012 was $2,421,921, a decrease of $91,048,838 or 97.4% from $93,470,759 for the fiscal year ended June 30, 2011. Diluted earnings per share were $0.13 for fiscal 2012 as compared to diluted earnings per share of $5.34 for fiscal 2011. For the fiscal year ended June 30, 2012, the number of diluted shares was 18,149,457 compared with 17,515,037 diluted shares for fiscal 2011.

Excluding the approximately $ 4.9 million share-based compensation cost and the approximately $2.2 million gain from changes in fair value of instruments, adjusted net income (non-GAAP) was approximately $5.1 million for the fiscal year ended June 30, 2012 compared with approximately $33.5 million for fiscal 2011, after adjusting for the approximately $9.7 million share-based compensation cost and approximately $69.7 million gain from changes in fair value of instruments. The decrease was attributable to the factors described above. Non-GAAP earnings were $0.28 per diluted share for fiscal 2012 compared with $1.91 per diluted share for fiscal 2011.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the fiscal year ended June 30, 2012 were $59,870,108 and increased to $64,819,870 by the end of the year, an increase of $4,949,762 or 8.3%.  The increase was primarily attributable to the internal cash flows generated from operations, release of restricted cash, as well as effects of exchange rate change.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $3,911,220 for the fiscal year ended June 30, 2012, a decrease of $24,670,596 or 86.3% from $28,581,816 for the fiscal year ended June 30, 2011. The adjusted net income, after deducting the non-cash gain from changes in fair value of instruments and adding back the non-cash share-based compensation cost, was $5,079,074 for the fiscal year ended June 30, 2012, a decrease of $28,373,309 or 84.8% from $33,452,383 for the fiscal year ended June 30, 2011. The decrease in net cash inflow from operations was primarily attributable to the decrease in net income between the two years.

Net Cash Used in Investing Activities

Net cash used in investing activities was $399,290 for the fiscal year ended June 30, 2012, as compared to $9,290,312 for the fiscal year ended June 30, 2011, a decrease of $8,891,022. The change was primarily attributable to significant reduction in capital expenditures and decrease in restricted cash incurred during the fiscal year ended June 30, 2012 as compared to fiscal 2011.

Net Cash Provided by Financing Activities

There was no cash provided by or used in financing activities for the fiscal year ended June 30, 2012. Net cash provided by financing activities was $17,466,689 for the fiscal year ended June 30, 2011, attributable to the proceeds from issuance of common stock in the public offering during the period, net of offering costs.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, PRC and the bid price was approximately $1.9 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company to pay the bid price in full by March 25, 2009. The land was purchased to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled $35,619,130 (RMB224,909,871), of which $34,670,988 (RMB218,923,021) had been paid as of June 30, 2012. The remaining balance of $948,142 (RMB5,986,850) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance. Certain equipment and machinery contracts for the above-mentioned new manufacturing facility have also been executed, total amount of which was approximately $16,562,327 (RMB104,579,500), of which $15,552,674 (RMB98,204,250) had been paid as of June 30, 2012. The remaining balance of $1,009,653 (RMB6,375,250) primarily represented the amount held from payment as warranty deposit till approximately one year after installation and acceptance.

Trends

In response to the business disruptions and changes in the global ceramic valves industry as well as in PRC’s economic conditions as described earlier, management of the Company has decided to gradually phase out its less profitable domestic market segments including the electric power market and focus on expanding its presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices. The Company has increased its product sales price to match industry levels and to reflect its superior product quality. The Company has also been making efforts to streamline operations through headcount reduction and other cost-saving measures to conserve capital and reduce the impact of revenue loss. Finally, the Company will continue to leverage its self-developed ceramic material technologies to continue in-house and joint research and development of innovative and superior-performance products for the international oil and chemical markets and commit its resources to expanding the acceptance of its products overseas.

As such, we expect that in the immediately following quarter ended September 30, 2012, total revenues would remain flat, and major contribution to our sales would be from the petrochemical and chemical industry. Such situation may persist until our marketing and sales efforts on some new customers and projects pay off, and the expansion in the international market picks up meaningfully. Successful penetration into international oil and chemical markets would also require the Company to obtain various certifications, including but not limited to different class API certification, such as API 6A which covers higher pressure valve products, and other firm-specific supplier qualifications, which will take time to go through various application procedures, develop new products and invest in additional or different equipment.

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

The following table summarizes our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.
	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$1,957,795	$1,957,795	$-	-

(1) Capital expenditures are commitments for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 16 - Commitments and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters building. The total amount of executed contracts was $35,619,130 (RMB224,909,871), of which $34,670,988 (RMB218,923,021) had been paid as of June 30, 2012. The construction of both the manufacturing facility and the headquarters building were substantially completed in September 2010. The Company has also executed certain equipment and machinery contracts totaling $16,562,327 (RMB104,579,500), of which $15,552,674 (RMB98,204,250) had been paid as of June 30, 2012.

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

New Financial Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

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

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

Shengkai Innovations, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Shengkai Innovations, Inc. and subsidiaries as of June 30, 2012 and the related consolidated statements of income, stockholders' equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shengkai Innovations, Inc. and subsidiaries as of June 30, 2012 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	/s/ Albert Wong & Co.
September 20, 2012	Certified Public Accountants

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$64,819,870	$59,870,108
Restricted cash	124,433	1,386,873
Accounts receivable, net	9,388,820	12,623,359
Notes receivable	167,873	217,502
Other receivables (Note 4)	2,879,422	2,722,300
Advances to suppliers	2,339,362	274,814
Inventories (Note 5)	2,750,907	2,532,485
Total Current Assets	82,470,687	79,627,441
Plant and equipment, net (Note 6)	54,068,143	53,921,084
Land use rights, net (Note 7)	2,533,684	2,534,059
Other intangible assets, net (Note 8)	4,524,058	5,370,148
TOTAL ASSETS	$143,596,572	$141,452,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable (Note 9)	124,433	1,386,873
Accounts payable	1,942,262	3,829,491
Advances from customers	316,020	227,451
Other payables and accrued expenses (Note 10)	899,491	2,350,144
Income tax payable	240,438	1,816,995
Total Current Liabilities	3,522,644	9,610,954
Warrant liabilities	1,761	168,442
Preferred (conversion option) liabilities	481,128	5,782,014
TOTAL LIABILITIES	$4,005,533	$15,561,410

Commitments and Contingencies (Note 16)	-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
 (Stated in US Dollars)

	June 30,
	2012	2011

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 share authorized; 1,971,842 and 5,987,368 issued and outstanding as of June 30, 2012 and 2011 respectively. (Note 12)	$1,971	$5,987
Common stock – $0.001 par value 100,000,000 shares authorized; 17,196,071 and 14,888,306 shares issued and outstanding as of June 30, 2012 and 2011 respectively. *	17,197	14,889
Additional paid-in capital	71,695,567	63,569,139
Statutory reserves	11,196,604	11,196,604
Retained earnings	45,091,511	42,669,590
Accumulated other comprehensive income	11,588,189	8,435,113
TOTAL STOCKHOLDER’S EQUITY	139,591,039	125,891,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,596,572	$141,452,732

*The number of shares of common stock has been retroactively restated to reflect the Reverse Stock Split effected on March 9, 2012.

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Stated in US Dollars)

	Year Ended June 30,
	2012	2011

Revenues	$32,317,525	$93,451,373
Cost of sales	(18,341,149)	(40,327,502)
Gross profit	13,976,376	53,123,871
Operating expenses:
Selling expenses	(3,746,972)	(8,340,307)
General and administrative expenses	(9,497,603)	(15,197,301)
Total operating expenses	(13,244,575)	(23,537,608)
Income from operations	731,801	29,586,263
Other income, net	227,887	318,701
Interest income, net	852,549	259,871
Changes in fair value of instruments - gain	2,207,377	69,692,778
Income before income taxes	4,019,614	99,857,613
Income taxes (Note 14)	(1,597,693)	(6,386,854)
Net income	2,421,921	93,470,759
Foreign currency translation adjustment	3,153,076	5,401,210
Comprehensive income	5,574,997	98,871,969

Basic earnings per share* (Note 15)	$0.15	$7.31

Diluted earnings per share* (Note 15)	$0.13	$5.34

Basic weighted average shares outstanding* (Note 15)	16,695,852	12,793,547

Diluted weighted average shares outstanding* (Note 15)	18,149,457	17,515,037

* The earnings per share data and the weighted average shares outstanding for all periods have been retroactively restated to reflect the 1-for-2 reverse stock split effected on March 9, 2012.

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY
 (Stated in US Dollars)

			Preferred					Accumulated
	Common stock		Stock		Additional			other
	Number		Number		paid-in	Statutory	Retained earnings	comprehensive
	of shares	Amount	of shares	Amount	capital	reserves	(Accumulated losses)	Income	Total

Balance, June 30, 2010	23,191,165	$23,192	6,987,368	$6,987	$34,259,304	$7,081,706	$(46,686,271	$3,033,903	$(2,281,179
Net income							93,470,759		93,470,759
Conversion from preferred stock to common stock	1,000,000	1,000	(1,000,000)	(1,000)	2,877,831				2,877,831
Appropriation of surplus reserve						4,114,898	(4,114,898)		-
Proceeds from shares issued in public offering	2,456,800	2,457			12,132,279				12,134,736
Proceeds from shares issued in public offering	1,058,646	1,058			5,330,895				5,331,953
Issuance of incentive stocks to employees	600,000	600			3,053,400				3,054,000
Issuance of incentive stocks to employees	1,470,000	1,470			2,291,730				2,293,200
Warrants issued to underwriters	-	-			(718,390)				(718,390)
Stock option expense	-	-			4,327,202				4,327,202
Currency difference	-	-						5,401,210	5,401,210
Balance, June 30, 2011	29,776,611	29,777	5,987,368	5,987	63,554,251	11,196,604	42,669,590	8,435,113	125,891,322

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’EQUITY (Continued)
 (Stated in US Dollars)

			Preferred					Accumulated
	Common stock		Stock		Additional			other
	Number		Number		paid-in	Statutory	Retained earnings	comprehensive
	of shares	Amount	of shares	Amount	capital	reserves	(Accumulated losses)	Income	Total

Balance, June 30, 2011	29,776,611	29,777	5,987,368	5,987	63,554,251	11,196,604	42,669,590	8,435,113	125,891,322
Net income							2,421,921		2,421,921
Reverse Split adjustment	(16,638,303)	(16,638)			16,638				-
Conversion from preferred stock to common stock	3,457,763	3,458	(4,015,526)	(4,016)	3,260,748				3,260,190
Issuance of incentive stocks to employees	600,000	600			1,124,900				1,125,500
Stock option expense					3,739,030				3,739,030
Currency difference								3,153,076	3,153,076
Balance, June 30, 2012	17,196,071	17,197	1,971,842	1,971	71,695,567	11,196,604	45,091,511	11,588,189	139,591,039

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in US Dollars)

	Year Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$2,421,921	$93,470,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,836,758	1,870,404
Amortization	1,027,739	1,005,537
Provision for doubtful accounts	245,224	171,298
(Gain)/loss on disposal of property, plant and equipment	(10,616)	(2,807)
Changes in fair value of instruments – (gain)	(2,207,377)	(69,692,778)
Stock based compensation	4,864,530	9,674,402
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,267,672	(5,808,002)
Notes receivable	54,461	(136,504)
Other receivables	(52,674)	(2,317,873)
Advances to suppliers	(2,046,251)	150,479
Inventories	(157,444)	155,791
Increase (decrease) in liabilities:
Notes payable	(1,287,653)	(1,370,014)
Accounts payable	(3,020,258)	807,463
Advances from customers	82,684	(1,067,806)
Other payables	(1,379,861)	749,210
Accruals	(117,589)	241,823
Income tax payable	(1,610,046)	680,434
Net cash provided by operating activities	3,911,220	28,581,816
Cash flows from investing activities
Proceeds from disposition of property, plant and equipment	(489)	821
Purchase of property, plant and equipment	(51,927)	(63,816)
Payment of construction in progress	(1,634,527)	(10,173,965)
Purchase of intangible assets	-	(2,009)
Decrease/(increase) in advances to suppliers for purchase of equipment and construction	-	401,562
Decrease/(increase) in restricted cash	1,287,653	547,095
Net cash used in investing activities	(399,290)	(9,290,312)
Cash flows from financing activities
Proceeds from stock issued, net of transaction costs of $1,868,264	-	17,466,689
Net cash provided by financing activities	$-	$17,466,689

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Stated in US Dollars)

	Year Ended June 30,
	2012	2011

Net increase (decrease) in cash and cash equivalents	$3,511,930	$36,758,193

Effect of exchange rate changes on cash and cash equivalents	1,437,832	2,116,733

Cash and cash equivalents–beginning of year	59,870,108	20,995,182

Cash and cash equivalents–end of year	$64,819,870	$59,870,108

Supplementary cash flow information:

Interest received	$852,549	$259,873

Taxes paid	3,207,739	5,706,420

Non-cash transaction:
Preferred stock conversion to common stock	$4,016	$1,000

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Shengkai Innovations, Inc. (“SKII”) was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008, SKII has only nominal operations and assets. On October 23, 2008, SKII changed its name from Southern Sauce Company, Inc. to Shengkai Innovations, Inc.

On June 9, 2008, SKII executed a reverse merger with Shen Kun International Limited (“Shen Kun”) by an exchange of shares whereby SKII issued 10,275,000 shares of common stock at $0.001 par value in exchange for all Shen Kun shares. Immediately after the closing of the reverse merger, SKII had a total of 11,056,250 shares of common stock outstanding, with the Shen Kun shareholders (and their assignees) owning approximately 92.9% of the outstanding common stock on a non-diluted basis. Shen Kun became a wholly-owned subsidiary of SKII. (All common stock based data in the financial statements and accompanying notes has been retroactively restated to reflect the Reverse Stock Split effected on March 9, 2012. Please refer to Note 18.)

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of SKII and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of SKII and the historical financial statements of Shen Kun. The 781,250 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd. and Shengkai (Tianjin) Limited for the years ended June 30, 2012 and 2011.

Shen Kun formed Sheng Kai (Tianjin) Ceramic Valves Co., Ltd., on April 9, 2008 in the People’s Republic of China  (“PRC”) which was renamed to Shengkai (Tianjin) Limited in April 2010 (“SK WFOE”).SK WFOE entered into a series of agreements with Tianjin Shengkai Industrial Technology Development Co., Ltd (“Tianjin Shengkai”) including but not limited to consigned management agreement, technology service agreement, loan agreement, exclusive purchase option agreement, equity pledge agreement, etc. The agreements were entered on May 30, 2008. As a result of entering the abovementioned agreements, SK WFOE is deemed to control Tianjin Shengkai as a variable interest entity as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10 (formerly FASB Interpretation No. 46 (revised March 2003) Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51).

Tianjin Shengkai, our operating entity, was organized as a collective-owned enterprise under the laws of the PRC on June 7, 1994 under the name Tianjin Shengkai Industrial Technology Development Company. On May 6, 1999, Tianjin Shengkai’s business was reorganized as a limited liability company under its current name, Tianjin Shengkai Industrial Technology Development Co., Ltd.

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by SK WFOE, was organized as a corporation under the laws of the PRC on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. It has not started operations as of June 30, 2012.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

In connection with the reverse merger transaction, on June 11, 2008, SKII sold 5,915,526 Units for aggregate gross proceeds of $15,000,000, at a price of $2.5357 per Unit. Each Unit consists of one share of Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), convertible into 0.5 share of common stock, par value $0.001 per share (the “Common Stock”), and one Series A Warrant to purchase Common Stock equal to 120% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares (“Warrant”). Additionally, on July 18, 2008, SKII sold 1,971,842 Units for aggregate gross proceeds of $5,000,000, at a price of $2.5357 per Unit. Each Unit consists of one Preferred Share, convertible into 0.5 share of Common Stock, and one Warrant to purchase Common Stock equal to 120% of the number of shares of Common Stock issuable upon conversion of the Preferred Shares.

SKII, through its subsidiaries and affiliates, is now in the business of manufacturing and sale of industrial ceramic valves and components.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and method of accounting

The consolidated financial statements of SKII and its subsidiaries and affiliates (collectively the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

The Company includes four subsidiaries and affiliates since its reverse-merger on June 9, 2008. The detailed identities of the consolidating subsidiaries and affiliates are as follows:

Name of Company	Place of incorporation	Attributable interest

Shen Kun International Limited	British Virgin Islands	100%

Shengkai (Tianjin) Limited, formerly Sheng Kai (Tianjin) Ceramic Valves Co., Ltd	PRC	100%

Tianjin Shengkai Industrial Technology Development Co., Ltd. *	PRC	100%

Shengkai (Tianjin) Trading Ltd.	PRC	100%

* Deemed variable interest entity  (“VIE”) member

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
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

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. The Company has no reserve for inventories for the years ended June 30, 2012 and 2011.

(m)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	June 30,	June 30,
	2012	2011
Cash on hand	$3,338	$1,814
Bank deposits:
China Construction Bank	436	154,977
Industrial and Commercial Bank of China	185,596	50,578
Bank of China	168,344	961,417
Industrial Bank Co. Ltd.	86,175	447,773
Shanghai Pudong Development Bank	64,248,930	57,770,717
Harbin Bank	57,149	-
The Hong Kong and Shanghai Banking Corporation Limited	20,639	20,840
JPMorgan Chase Bank	-	461,992
Bank of America	49,263	-
	$64,819,870	$59,870,108

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
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

The summary of fair values of financial instruments as of June 30, 2012 and 2011 are as follows:

June 30, 2012
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$1,761	$1,761	3	Black-Scholes
Embedded conversion liability	$481,128	$481,128	3

June 30, 2011
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$168,442	$168,442	3	Black-Scholes
Embedded conversion liability	$5,782,014	$5,782,014	3

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Fair value of financial instruments (continued)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended June 30, 2012 and 2011:

	For the Years Ended June 30,
	2012	2011
Beginning balance: Derivative liabilities	$5,950,456	$77,802,675
Issuance of derivative warrants	-	718,390
Conversion from preferred to common	(3,260,190)	(2,877,831)
Changes in fair value	(2,207,377)	(69,692,778)
Ending balance: Derivative liabilities	$482,889	$5,950,456

(o)	Revenue recognition

Revenue represents the invoiced value of goods sold and is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable, and
- Collection is reasonably assured.

There were no sales returns and allowances for the years ended June 30, 2012 and 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

(p)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market is also reflected in cost of revenues.

(q)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the years ended June 30, 2012 and 2011 were $3,464 and $13,260, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Warranty expense

The Company generally provides one year warranty to most customers, or in some cases up to one and a half years. Historically warranty expense has been maintained at a very low percentage of sales revenue; therefore the Company does not accrue, but expenses all warranty expenses as incurred under selling expenses. The Company is closely monitoring warranty expense and will start to accrue it as soon as we identify that warranty expense regularly reaches certain percentage of total revenue. Warranty expenses for the years ended June 30, 2012 and 2011 were $202,353 and $201,421, respectively.

(s)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the years ended June 30, 2012 and 2011 were $830,453 and $885,694, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred. The retirement benefit expenses included in general and administrative expenses for the years ended June 30, 2012 and 2011 were $279,867 and $224,606, respectively.

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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)) – An Interpretation of FASB Statement No. 109, Accounting for Income Taxes.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At June 30, 2012 and 2011, the Company did not have a liability for unrecognized tax benefits.

(w)	Value-added tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts of VAT recoverable included in other receivables on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at June 30, 2012 and 2011, respectively, which can be used to offset future VAT that is due on sales.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

June 30, 2012
Balance sheet	RMB 6.3143 to US$1.00
Statement of operations and comprehensive income	RMB 6.3519 to US$1.00

June 30, 2011
Balance sheet	RMB 6.46400 to US$1.00
Statement of operations and comprehensive income	RMB 6.63665 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(y)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at June 30, 2012 and 2011 amounted to $64,816,532 and $59,868,294, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(z)	Statutory reserves (continued)

On December 31, 2003, Tianjin Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $11,196,604 and $11,196,604 as at June 30, 2012 and 2011, respectively.

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

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

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

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ab)	Recent accounting pronouncements (continued)

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and accounts receivable as of June 30, 2012 and 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of June 30, 2012 and 2011, almost all the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

3.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)

For the years ended June 30, 2012 and 2011, more than 90% of the Company’s sales were generated from the PRC. In addition, nearly all accounts receivable as of June 30, 2012 and 2011 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counterparties of the financial instruments fail to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Company does not require collateral from customers or debtors.

For the years ended June 30, 2012 and 2011, there was no single customer who accounts for 10% or more of the Company’s revenue. As at June 30, 2012 and 2011, there was no customer who accounts for 10% or more of the Company’s accounts receivable.

For the years ended June 30, 2012 and 2011, there was no single supplier who accounts for 10% or more of the Company’s purchase. As at June 30, 2012 and 2011, there was no supplier who accounts for 10% or more of the Company’s accounts payable.

4.	OTHER RECEIVABLES

Other receivables consist of the followings:

	June 30, 2012	June 30, 2011

Advance to employees	$61,500	$159,783
Tender deposits	141,320	71,003
Sundry	1,620	1,582
VAT recoverable	2,674,982	2,489,932
	$2,879,422	$2,722,300

5.	INVENTORIES

Inventories consist of the followings:

	June 30, 2012	June 30, 2011

Finished goods	$1,099,922	$794,972
Work in process	88,447	80,750
Raw materials	1,562,538	1,656,763
	$2,750,907	$2,532,485

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	June 30, 2012	June 30, 2011
At cost
Buildings	$42,838,533	$37,585,092
Machinery and equipment	17,637,224	18,699,955
Office equipment	183,700	309,558
Motor vehicles	461,078	486,302
	61,120,535	57,080,907
Less: accumulated depreciation
Buildings	(3,361,896)	(1,265,064)
Machinery and equipment	(3,356,337)	(1,607,358)
Office equipment	(141,395)	(118,135)
Motor vehicles	(192,764)	(169,266)
	(7,052,392)	(3,159,823)
Property, plant and equipment, net	$54,068,143	$53,921,084

Depreciation expenses included in the cost of sales for the years ended June 30, 2012 and 2011 were $3,319,719 and $1,513,606, respectively. Depreciation expenses included in the general and administrative expenses for the years ended June 30, 2012 and 2011 were $517,039 and $356,798, respectively.

7.	LAND USE RIGHTS

	June 30, 2012	June 30, 2011

Cost of land use rights	$3,022,635	$2,952,634
Less: Accumulated amortization	(488,951)	(418,575)
Land use rights, net	$2,533,684	$2,534,059

Amortization expenses for land use rights for the years ended June 30, 2012 and 2011 were $60,095 and $77,071, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2013	$60,453
2014	60,453
2015	60,453
2016	60,453
2017	60,453
Thereafter	2,231,419
$2,533,684

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

8.	OTHER INTANGIBLE ASSETS

	June 30, 2012	June 30, 2011
At cost:
Patent rights	$8,076,905	$7,889,851
Software	1,659,634	1,621,198
	9,736,539	9,511,049
Less: Accumulated amortization
Patent rights	(4,683,813)	(3,786,354)
Software	(528,668)	(354,547)
	(5,212,481)	(4,140,901)
Other intangible assets, net	$4,524,058	$5,370,148

Amortization expenses for other intangible assets for the years ended June 30, 2012 and 2011 were $967,644 and $928,466, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2013	$973,090
2014	972,458
2015	972,299
2016	875,100
2017	419,784
Thereafter	311,327
$4,524,058

9.	NOTES PAYABLE

	June 30, 2012	June 30, 2011
Due July 18, 2012, subsequently repaid on due dates	6,605
Due August 9, 2012, subsequently repaid on due dates	117,828
Due November 6, 2011, subsequently repaid on due dates		45,792
Due September 30, 2011, subsequently repaid on due dates		154,702
Due September 30, 2011, subsequently repaid on due dates		162,400
Due August 31, 2011, subsequently repaid on due dates		17,172
Due August 21, 2011, subsequently repaid on due dates		719,987
Due August 12, 2011, subsequently repaid on due dates		114,171
Due July 25, 2011, subsequently repaid on due dates		172,649
Total	$124,433	$1,386,873

All the notes payable are subject to bank charges of 0.05% of the face value on each transaction.  Bank charges for notes payable for the years ended June 30, 2012 and 2011 were $191 and $1,452, respectively.

The interest-free notes payable were secured by $124,433 and $1,386,873 restricted cash as of June 30, 2012 and 2011, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

10.	OTHER PAYABLES AND ACCRUED EXPENSES

	June 30, 2012	June 30, 2011

Commission payable	$167,325	$727,372
Expense payable	105,122	181,846
Sundry PRC taxes payable	260,999	983,292
Sundry	208,212	187,907
Accrual	157,833	269,727
	$899,491	$2,350,144

11.	PUBLIC OFFERINGS AND WARRANTS ISSUED IN 2010

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

On June 11, 2008, the Company sold 5,915,526 Preferred Shares and certain Warrants for cash consideration totaling $15 million (the “June 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased pursuant to the Warrants are summarized in the following table:

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

12.	PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

Series of warrant	Number of shares underlying Warrants	Exercise price	Contractual term

Series A	3,549,316	$7.04	5.0 years

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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
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

On July 18, 2008 the Company sold 1,971,842 shares of Preferred Shares and certain Warrants for cash consideration totaling $5 million (the “July 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased pursuant to the Warrants are summarized in the following table:

Series of warrant	Number of shares underlying the Warrants	Exercise price	Contractual term

Series A	1,183,106	$7.04	5.0 years

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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

12.	PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

During the course of internal evaluation, the Company re-evaluated its accounting treatment as of July 1, 2009 for the warrants issued in June 2008 Financing and July 2008 Financing, the denominated currency of the strike price of which is different from the entity’s functional currency.  According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. The Company’s primary operations are conducted in the PRC through its subsidiaries and affiliates, SK WFOE and Tianjin Shengkai, and the operating incomes and expenses are transacted in Renminbi (RMB), which is different from the strike price of the warrants, which are denominated in US dollars. Therefore, the Company determined that  warrants shall not be considered indexed to the entity’s own stock and hence adjusted the classification of the Warrants effective from the beginning of fiscal year 2010, i.e. July 1, 2009, on which date ASC 815 should have been adopted, by recording the warrants as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period and recording a cumulative-effect adjustment to the opening balance of retained earnings. See Note 2(n).

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

As of June 30, 2012, one holder of Preferred Shares had converted all of the 5,915,526 Preferred Shares it acquired in the “June 2008 Financing” into 2,957,763 shares of the Company’s Common Stock. No Warrants have been exercised, forfeited or expired since issuance.

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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

13.	SHARE-BASED COMPENSATION (CONTINUED)

On March 31, 2010, the Company granted non-statutory stock options to purchase 825,563 shares of Common Stock to key employees and options to purchase 155,000 shares of Common Stock to independent directors as compensation, which options have a 5 year contractual term. The options granted to key employees vest in three equal annual installments of 33.3%, with an exercise price of $15.94 per share.  Options granted to independent directors vest in three equal annual installments of 33.3% or in four equal annual installments of 25%, with an exercise price of $6 per share. On June 22, 2010, the Company issued non-statutory stock options to purchase 75,000 shares of Common Stock to Mr. Chen Wang, Chief Executive Officer of the Company, and options to purchase 50,063 shares of Common Stock to Ms. Wei Guo, director of the Company and VP International Sales of Tianjin Shengkai. These options have a 5 year contractual term, vest in three equal annual installments of 33.3%, with an exercise price of $16.26 per share.

On March 20, 2012, Mr. David Ming He resigned as the Company’s Chief Financial Officer, effective on April 19, 2012. Pursuant to the option agreement between the Company and Mr. He, the part of option to purchase 36,854 shares of Common Stock which had not yet vested as of the date of termination of his employment terminated on the date of termination of his employment, and the part of option to purchase 73,709 shares of Common Stock which had already vested during his employment would be forfeited if Mr. He did not exercise any within three months following such termination of employment. On July 19, 2012, this part of vested option was forfeited as Mr. He did not exercise any. On May 18, 2012, Mr. Michael Marks resigned as director and chairman of the Audit Committee of the board of directors of the Company, effective immediately. Pursuant to the option agreement between the Company and Mr. Marks, he still has the right to exercise the part of his option to acquire 50,000 shares of Common Stock that had vested, at any time during the remaining term of the option, but the part of his option to acquire 25,000 shares of Common Stock not yet vested terminated on the date he ceased to serve as a director of the Company.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated statement of operations over the requisite service period of the grants. Total compensation expense related to the stock options for the years ended June 30, 2012 and 2011 were $3,739,030 and $4,077,512, respectively, and were recorded as general and administrative expense. As of June 30, 2012, there was $853,541 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 2010 Plan. That cost is expected to be recognized over a weighted average period of 1.12 years. Options to acquire 962,084 shares of Common Stock have vested up to June 30, 2012, out of which options to acquire 361,874 shares of Common Stock vested during the year then ended.

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
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

13.	SHARE-BASED COMPENSATION (CONTINUED)

The above assumptions were used to determine the weighted average grant date fair value of stock options of $11.26 per share for the options granted on March 31, 2010 and June 22, 2010.

A summary of the Company’s stock option activity as of June 30, 2012 and 2011, and changes during the years then ended are presented in the following table:

	Number of Shares of Common Stock Underlying Options	Weighted-Average Exercise Price

Outstanding at July 1, 2010	1,105,626	$14.58
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2011	1,105,626	$14.58

Outstanding at July 1, 2011	1,105,626	$14.58
Granted	-	-
Exercised	-	-
Forfeited or Expired	61,854	11.92
Outstanding at June 30, 2012	1,043,772	$14.74

Vested at June 30, 2012	962,084	$15.04

The following table summarizes information about stock options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares of Common Stock Underlying Outstanding Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares of Common Stock Underlying Exercisable Options	Weighted Average Exercise Price

$ 16.26	125,063	2.98	$16.26	83,375	$16.26
$ 6.00	130,000	2.75	$6.00	90,000	$6.00
$ 15.94	788,709	2.75	$15.94	788,709	$15.94
	1,043,772	2.78	$14.74	962,084	$15.04

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

13.	SHARE-BASED COMPENSATION (CONTINUED)

A summary of the status of the Company’s nonvested options as of June 30, 2012 and 2011, and changes during the years then ended, are presented below:

	Number of Shares of Common Stock Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2010	867,292	$11.40
Granted	-	-
Vested	361,876	11.22
Forfeited	-	-
Nonvested at June 30, 2011	505,416	$11.52

Nonvested at July 1, 2011	505,416	$11.52
Granted	-	-
Vested	361,874	11.21
Forfeited	61,854	11.69
Nonvested at June 30, 2012	81,688	$12.75

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

On March 18, 2011 and June 22, 2011, our Board of Directors approved to grant an aggregate of 600,000 and 735,000 shares, respectively, of the Company’s Common Stock as stock awards under the 2011 Plan to certain key employees in order to incentivize them and retain their valued services with the Company. 1,035,000 of the approved stock awards were issued during the fiscal year ended June 30, 2011 and the remaining 300,000 shares were issued during the fiscal year ended June 30, 2012.

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. The Company estimates fair value of Common Stock awards based on the number of shares issued and the quoted price of the Company's Common Stock on the date of issuance. That cost is fully recognized in the consolidated statement of operations. Total compensation expense related to the Common Stock awards for the years ended June 30, 2012 and 2011 was $1,125,500 and $5,347,200, respectively, and were recorded as general and administrative expense.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

14.	INCOME TAXES

SKII is registered in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands, is not subject to any income tax and conducts all of its business through its PRC subsidiaries and affiliates, SK WFOE, Tianjin Shengkai and Shengkai (Tianjin) Trading Ltd. (see Note 1).

SK WFOE, Tianjin Shengkai and Shengkai (Tianjin) Trading Ltd., being registered in the PRC, are subject to PRC’s Enterprise Income Tax. On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to our subsidiaries in the PRC was 33%.  After January 1, 2008, under the New CIT Law, the corporate income tax rate applicable to our Chinese subsidiaries and affiliates is 25%.

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of June 30, 2012, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of June 30, 2012, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, and has not accrued for PRC tax on such basis as of June 30, 2012.  The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  A foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There was no such dividends distributed in the years ended June 30, 2012 or 2011.

In April 2010, Tianjin Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the periods through December 31, 2009, we already used income tax rate of 25% to provide and pay for income taxes. We did not record any tax refund receivable as of June 30, 2012 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by relevant tax authority. After January 1, 2010 we used the preferential income tax rate of 15% to provide and pay for income tax expenses. Currently Tianjin Shengkai is in the process of renewing the “high technology” enterprise status. Management believes it is likely that such renewal will be approved. Based on such belief and common practice as accepted by relevant tax authority, Tianjin Shengkai used the 15% enterprise income tax rate to provide and pay for income tax expenses for the quarters ended March 31 and June 30, 2012. In the event that such renewal is not finally approved, however, we will need to apply the standard tax rate of 25% and make up the 10% difference in income tax expenses for the quarters ended March 31 and June 30, 2012. Income taxes payable was $240,438 and $1,816,995 at June 30, 2012 and 2011, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

14.	INCOME TAXES (CONTINUED)

Income tax expenses consist of the following:

	For the Years Ended June 30,
	2012	2011
Current	$1,597,693	$6,386,854
Deferred	-	-
Total	$1,597,693	$6,386,854

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for the years ended June 30, 2012 and 2011 is as follows:

	For the Years Ended June 30,
	2012	2011

Income before income taxes	$4,019,614	$99,857,613
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(6,492,968)	57,569,888
Income before income taxes from Chinese subsidiaries	10,512,582	42,287,725

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	2,628,146	10,571,932
Preferential tax rate effect of 10% on Tianjin Shengkai for the period	(1,051,258)	(4,228,773)
Permanent difference	20,805	43,695
	$1,597,693	$6,386,854

15.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to shareholders of Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders of Common Stock by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of Common Stock consist of the Common Stock issuable upon the conversion of convertible debt, preferred stock, stock options and warrants. The Company uses the if-converted method to calculate the dilutive preferred stock and the treasury stock method to calculate the dilutive shares issuable upon exercise of warrants and stock options.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

15.	EARNINGS PER SHARE (CONTINUED)

The calculation of the basic and diluted earnings per share attributable to the shareholders of Common Stock is based on the following data:

	For the Years Ended June 30,
	2012	2011
Earnings:
Net income	$2,421,921	$93,470,759
Earnings for the purpose of basic earnings per share	$2,421,921	$93,470,759
Effect of dilutive potential Common Stock	-	-
Earnings for the purpose of dilutive earnings per share	$2,421,921	$93,470,759

Number of shares:
Weighted average number of Common Stock for the purpose of basic earnings per share	16,695,852	12,793,547
Effect of dilutive potential Common Stock
-Conversion of Series A convertible preferred stock	1,453,605	2,993,684
-Exercise of Warrants	-	1,658,610
-Exercise of options	-	69,196

Weighted average number of Common Stock for the purpose of dilutive earnings per share	18,149,457	17,515,037

Earnings per share:
Basic earnings per share	$0.15	$7.31

Dilutive earnings per share	$0.13	$5.34

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

16.	COMMITMENTS AND CONTINGENCY

The manufacturing facility and a headquarters’ building completed in September 2010 are on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts were executed. The total amount of executed contracts was $35,619,130 (RMB224,909,871), of which $34,670,988 (RMB218,923,021) had been paid as of June 30, 2012. The remaining balance of $948,142 (RMB5,986,850) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance.

Certain equipment and machinery contracts for the above-mentioned recently completed manufacturing facility were executed. The total amount of executed contracts was $16,562,327 (RMB104,579,500), of which $15,552,674 (RMB98,204,250) had been paid as of June 30, 2012. The remaining balance of $1,009,653 (RMB6,375,250) primarily represented the amount held from payment as warranty deposit till approximately one year after installation and acceptance.

17.	SEGMENT INFORMATION

The Company is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Substantially all revenues are generated in the PRC and virtually all identifiable assets of the Company are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the years ended June 30, 2012 and 2011 in terms of customers' industry classification is as follows:

	For the Years Ended June 30,
Customer industry	2012	2011
Electric power	$8,635,808	$57,670,510
Petrochemical and chemical	20,148,481	27,505,265
Aluminum, metallurgy and others	3,533,236	8,275,598
Total Sales	$32,317,525	$93,451,373

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

18.	AMENDMENT TO ARTICLES OF INCORPORATION

On September 30, 2010, the Board of Directors of the Company approved an amendment to the Company’s Articles of Incorporation to increase the total number of authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000 shares (the “Amendment”). The Amendment was ratified on September 30, 2010 by the holder of a majority of the Company’s outstanding shares of Common Stock. The Amendment was effective on November 2, 2010, the date on which it was filed with the State of Florida.

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

On July 7, 2012, the Company issued additional 158 shares of Common Stock to the Depository Trust & Clearing Corporation as a result of allocation of shares in regards to the Reverse Stock Split which became effective on March 9, 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on management’s evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2012. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of June 30, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Although the management of our Company, including the Chief Executive Officer and the Interim Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over the financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of Shengkai Innovations, Inc.

The following table sets forth certain information concerning our directors and executive officers:

Directors and Executive Officers	Position/Title	Age

Wang Chen	Chief Executive Officer, Chairman	48
David Ming He (1)	Chief Financial Officer	42
Linbin Zhang	Interim Chief Financial Officer	29
Wei Guo (3)	Director	46
Michael Marks (2)	Director	40
Jia Lin	Director	28
Jun Leng	Director	42
Ruizhu Mu	Director	40

(1) Mr. He resigned as Chief Financial Officer of the Company on April 19, 2012.
(2) Mr. Marks resigned as a director of the Company on May 18, 2012.
(3) Ms. Guo resigned as a director of the Company on September 7, 2012.

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

Mr. David Ming He was appointed chief financial officer of the Company on March 1, 2010. Mr. He previously served as chief financial officer of Equicap, Inc. between January 2007 and February 2010. From October 2004 until January 2007, Mr. He served as the Senior Manager of SORL Auto Parts, Inc. (Nasdaq: SORL) in charge of capital market, investor relations, SEC filings and corporate internal controls. In his two years with SORL, Mr. He guided SORL’s progress in US capital market from an Over-the-Counter Bulletin Board company to a NASDAQ Global Market listed company, and completed a $36 million US public offering in November 2006. From 1994 to 2001, Mr. He was a senior manager in corporate banking with Credit Agricole Indosuez (now Calyon) in Shanghai. Currently Mr. He also serves as an independent director and chairperson of the Audit Committee of China Gengsheng Minerals, Inc. (NYSE MKT: CHGS). Mr. He holds designations of Chartered Financial Analyst and Illinois Certified Public Accountant. He received his Master of Science degree in Accountancy in 2004 and Master of Business Administration degree in Finance in 2003 from University of Illinois at Urbana-Champaign. He also received his Bachelor of Arts degree from Shanghai Institute of Foreign Trade in 1992.

Ms. Linbin Zhang was appointed on April 6, 2012 as the Company’s Interim Chief Financial Officer, effective April 19, 2012. Ms. Zhang has been working as the Treasury Manager of the Company since February 2010. From October 2009 to December 2009, Ms. Zhang served as an accountant of Worldwide Clinical Trials, Inc. in the headquarters office located in Los Angeles, California. From August 2007 to September 2009, Ms. Zhang served as an accountant of Turbo-Tek International, Inc., a private company in Los Angeles, California. From June 2006 to June 2007, Ms. Zhang served as Audit Associate of Deloitte Touche Tohmatsu CPA Ltd. Tianjin Branch. Ms. Zhang holds designations of Chartered Financial Analyst and Certified General Accountants of Canada. Ms. Zhang graduated with a Bachelor of Business Administration degree in Accounting from Nankai University in 2006.

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

Ms. Jia Lin was appointed director of the Company on May 30, 2012. Ms. Lin has been serving as Finance Manager of Yayi International since July 2011. Prior to that, she served as Professional Auditor in Deloitte Touche Tohmatsu CPA Ltd. (China) since July 2006. Ms. Lin holds designation of Certified General Accountants of Canada and is a member of Association of Chartered Certified Accountants. Ms. Lin received her bachelor’s degree in accounting and master’s degree in business administration from Nankai University in Tianjin, China.

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

Dr. Ruizhu Mu was appointed director of the Company on November 5, 2009. Dr. Mu has been an Associate Professor of the College of Chemistry and Chemical Engineering at Southwest University in China since September 2007 and from September 2005 to July 2006.  From September 2006 through July 2007, Dr. Mu was a post-doctorate associate under the supervision of Professor Yu Liu at NanKai University.   Dr. Mu received her bachelor’s degree in chemistry and PhD in synthetic organic chemistry from Lanzhou University, China.

All of our directors hold their positions on the board until our next annual meeting of the shareholders and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

There are no family relationships among our directors and executive officers. However, our former director, Guo Wei, is the wife of our director and Chief Executive Officer, Wang Chen. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

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

	Wang Chen	Jia Lin	Jun Leng	Ruizhu Mu
High level of financial literacy		X
Diversity of race, ethnicity, gender, age, cultural background or professional experience				X
Extensive knowledge of the Company’s business	X
Marketing/Marketing related technology experience			X
Relevant Chief Executive/President or like experience	X		X

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

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

Directors and Officers of Tianjin Shengkai

Under Tianjin Shengkai’s Articles of Association and PRC law, Tianjin Shengkai is managed by one executive director instead of a board of directors. The executive director is elected and appointed by the shareholders for a term of three years and can be re-elected for consecutive terms.  The appointment and termination of the CEO (sometimes called the General Manager) is determined by the executive director.

In accordance with Tianjin Shengkai’s Articles of Association and PRC law, Tianjin Shengkai’s executive director is monitored by a supervisor, appointed by the shareholders for a term of three years.

The following table sets forth certain information as of the date of this Report concerning the directors and executive officers of Tianjin Shengkai:

Directors and Executive Officers	Position/Title	Age

Wang Chen	Chief Executive Officer, Chief Technology Officer, Executive Director	48

Guo Wei	VP International Sales	46

Guo Chuanji	Supervisor	82

He Li	Chief Operating Officer	36

Liu Xiaoqian	Chief Marketing Officer	33

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

Our board of directors has three committees - the audit committee, the compensation committee and the nominating committee. The audit committee is comprised of Ms. Jia Lin, Mr. Jun Leng, and Dr. Ruizhu Mu, with Ms. Lin serving as chairwoman.  The compensation committee is comprised of Jia Lin, Jun Leng, and Ruizhu Mu, with Mr. Leng serving as chairman. The nominating committee is comprised of Jia Lin, Jun Leng, and Ruizhu Mu, with Dr. Mu serving as chairman. All of the directors who serve on each of the audit, compensation, and nominating committees are "independent" directors based on the definition of independence in the listing standards of the NASDAQ Stock Market.

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

Our board of directors has determined that it has an "audit committee financial expert" as defined by Item 407(d)(5)(ii) and (iii) of Regulation S-K as promulgated by the Securities and Exchange Commission. Our audit committee financial expert is Jia Lin.

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

Board Attendance

The board and its committees held the following number of meetings during the fiscal year ended June 30, 2012:

Board of Directors	7
Audit Committee	5
Compensation Committee Nominating Committee	2 2

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors met twice in executive sessions during fiscal 2012.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation.

The following is a summary of the compensation we paid to our Chief Executive Officer, former Chief Financial Officer and Interim Chief Financial Officer for the two years ended June 30, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)	Option Awards ($)(5)	Non-equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Wang Chen (Chief Executive Officer)(1)	2012	18,000	-0-	-0-	303,604	-0-	-0-	-0-	321,604
	2011	18,000	-0-	-0-	303,604	-0-	-0-	-0-	321,604

Linbin Zhang (Interim Chief Financial Officer)(2)	2012	28,507	-0-	-0-	53,405	-0-	-0-	-0-	81,912
	2011	27,846	-0-	-0-	53,842	-0-	-0-	-0-	81,688
David Ming He (former Chief Financial Officer)(3)	2012	100,000	-0-	47,500(4)	397,948	-0-	-0-	-0-	545,448
	2011	120,000	-0-	254,500	396,863	-0-	-0-	-0-	771,363

(1)
Wang Chen was appointed CEO and chairman of the board of directors of the Company on June 9, 2008. The compensation listed in the table above includes salary received in Mr. Wang’s capacity as CEO of Shengkai. On June 22, 2010, Mr. Wang received an option to purchase an aggregate of 75,000 shares of common stock at $16.26 per share. The option shall become exercisable during the term of Mr. Wang’s employment in three equal annual installments of 25,000 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof.

(2)
Linbin Zhang was appointed interim CFO of the Company on April 9, 2012, effective April 19, 2012, at an annual salary of approximately $28,507. On March 31, 2010, Ms. Zhang received an option to purchase an aggregate of 15,000 shares of common stock at $15.94 per share. The option shall become exercisable during the term of Ms. Zhang’s employment in three equal annual installments of 5,000 shares each, the first installment to be exercisable on June 30, 2010, and each subsequent installment exercisable on every anniversary thereof.

(3)
David Ming He was appointed CFO of the Company on March 1, 2010 at an annual salary of $120,000. On March 31, 2010, Mr. He received an option to purchase an aggregate of 110,563 shares of common stock at $15.94 per share. The option shall become exercisable during the term of Mr. He’s employment in three equal annual installments of 36,854 shares each, the first installment to be exercisable on the first anniversary of the date of the option, and each subsequent installment exercisable on every anniversary thereof. On March 20, 2012, Mr. David Ming He resigned as Chief Financial Officer, which became effective on April 19, 2012.

(4)
Mr. He was granted stock awards in the aggregate amount of 50,000 shares of common stock of the Company pursuant to the Company's 2011 Incentive Stock Plan, 25,000 shares of which were issued to him in March, 2011, and the remaining 25,000 shares of which were issued in September, 2011.

(5)
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

Employment Agreements

We, via our operating entity, Tianjin Shengkai, have an employment agreement with Mr. Wang Chen effective as of December 1, 2000 and a confidentiality and non-compete agreement effective as of June 7, 2001. Pursuant to these agreements, Mr. Wang receives no set salary compensation for his services as Chief Executive Officer of Tianjin Shengkai, but Tianjin Shengkai provides for his government-mandated social security insurance fees and certain dormitory expenses. In the event that Mr. Wang leaves his position at Tianjin Shengkai, he stands to receive a monthly confidentiality and noncompete payment of RMB2,000 (approximately $293).

On April 6, 2012, Ms. Zhang entered into an employment agreement with the Company to serve as the Company’s Interim Chief Financial Officer. Pursuant to the employment agreement, Ms. Zhang will serve as the Company’s Interim Chief Financial Officer until a suitable candidate for Chief Financial Officer has been qualified and selected by the Company. Ms. Zhang is to receive an annual salary of RMB180,000 and her salary may be increased at the discretion of the compensation committee of the Board.

Apart from the abovementioned agreements, there are no current employment agreements between the Company and its executive officers.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors who are not listed in the Summary Compensation Table during the fiscal years ended June 30, 2012 and 2011:

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Wei Guo, Director (1)	2012	$18,000	-	202,655	-	-	-	220,655
	2011	$18,000	-	202,655	-	-	-	220,655
Jia Lin, Director (2)	2012	$792	-	-	-	-	-	792
	2011	-	-	-	-	-	-	-
Michael Marks, former Director (3)	2012	$40,000	-	329,323	-	-	-	369,323
	2011	$40,000	-	328,425	-	-	-	368,425
Jun Leng, Director (4)	2012	$25,000	-	134,558	-	-	-	159,558
	2011	$25,000	-	134,191	-	-	-	159,191
Ruizhu Mu, Director (5)	2012	$25,000	-	134,558	-	-	-	159,558
	2011	$25,000	-	134,191	-	-	-	159,191

(1) Compensation attributed to Wei Guo includes salary of $18,000 in the fiscal years ended June 30, 2012 and 2011, received by Ms. Guo in her capacity at Tianjin Shengkai, our operating entity, as Vice President of International Sales. On June 22, 2010, Ms. Guo received an option to purchase an aggregate of 50,063 shares of common stock at $16.26 per share. The option shall become exercisable during the term of Ms. Guo’s service in three equal annual installments of 16,688 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof.

(2) Ms. Lin was appointed as a director and chairman of our audit committee on May 30, 2012 and receives an annual compensation of RMB60,000 (approximately $9,502) in consideration for her services.

(3) Effective November, 2009, the Company entered into an appointment letter with Michael Marks.  Pursuant to the agreement, Mr. Marks was appointed our director and shall receive an annual salary of $40,000, payable on a monthly basis.  Mr. Marks was also granted an option to purchase 75,000 shares of common stock of Company at a fixed exercise price of $6.00 per share. Such option shall be exercisable in three equal installments, the first being on the first anniversary of the date of grant. On May 18, 2012, Mr. Michael Marks resigned as director and chairman of the Audit Committee of the board of directors of the Company, effective immediately. Pursuant to the option agreement between the Company and Mr. Marks, he shall still have the right to exercise the options to purchase 50,000 shares of common stock that had vested, at any time during the remaining term of the options, but the options to purchase 25,000 not yet vested terminated on the date he ceased to serve as a director of the Company.

(4) Effective November 5, 2009, the Company entered into an appointment letter with Jun Leng. Pursuant to the agreement, Mr. Leng was appointed our director and shall receive an annual salary of $25,000, payable on a monthly basis.  Mr. Leng was also granted an option to purchase 40,000 shares of common stock of Company at a fixed exercise price of $6.00 per share. Such option shall be exercisable in four equal installments, the first being on the first anniversary of the date of Mr. Leng’s appointment as director.

(5) Effective November 5, 2009, the Company entered into an appointment letter with Ruizhu Mu. Pursuant to the agreement, Mr. Mu was appointed our director and shall receive an annual salary of $25,000, payable on a monthly basis. Dr. Mu was also granted an option to purchase 40,000 shares of common stock of Company at a fixed exercise price of $6.00 per share. Such option shall be exercisable in four equal installments, the first being on the first anniversary of the date of Dr. Mu’s appointment as director.

(6) Calculations are based on the Black-Scholes option pricing model with the following assumptions: volatility of 100%, the risk-free interest rate of 1.6%, expected dividend yield of 0% and expected life of 3.5 to 4 years.

Other than the appointment letters described above, there are no understandings or arrangements between Ms. Lin, Mr. Marks, Mr. Leng, or Dr. Mu and any other person pursuant to which Ms. Lin, Mr. Marks, Mr. Leng, or Dr. Mu was appointed as a director. Neither Ms. Lin, Mr. Marks, Mr. Leng, nor Dr. Mu has any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

Outstanding Equity Awards at Fiscal Year-End

The following options were outstanding for the Company’s executive officers as of the end of the fiscal year 2012:

Outstanding Equity Awards At Fiscal Year-End
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) exercisable (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#) unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Wang Chen	50,000 (1)	-	25,000 (1)	16.26 (1)	6/21/2015(1)	-	-	-	-
David Ming He	73,709 (2)	-	- (2)	15.94 (2)	3/30/2015 (2)	-	-	-	-
Linbin Zhang	15,000 (3)	-	- (3)	15.94 (3)	3/30/2015	-	-	-	-

(1) On June 22, 2010, Mr. Wang received an option to purchase an aggregate of 75,000 shares of Common Stock at $16.26 per share. The option shall become exercisable during the term of Mr. Wang’s employment in three equal annual installments of 25,000 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof.
(2) On March 31, 2010, Mr. He received an option to purchase an aggregate of 110,563 shares of Common Stock at $15.94 per share. The option shall become exercisable during the term of Mr. He’s employment in three equal annual installments of 36,854 shares each, the first installment to be on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof. On March 20, 2012, Mr. David Ming He resigned as the CFO, which became effective on April 19, 2012. Pursuant to the option agreement between the Company and Mr. He, the unvested options to purchase 36,854 shares of common stock of the Company was terminated on the date of resignation.
(3)  On March 31, 2010, Ms. Zhang received an option to purchase an aggregate of 15,000 shares of Common Stock at $15.94 per share. The option shall become exercisable during the term of Ms. Zhang’s employment in three equal annual installments of 5,000 shares each, the first installment to be exercisable on June 30, 2010, and each subsequent installment exercisable on every anniversary thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of September 20, 2012.

		Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Options	Preferred Shares (2)(10)		Warrants (3)(10)		Total (4)		Percentage of Common Stock (%)
Owner of More than 5% of Class

Iroquois Master Fund, Ltd. Admiral Administration, Ltd. Admiral Financial Center 90 Fort Street, Fifth Floor P.O. Box 32021 Georgetown, Grand Cayman Cayman Islands, KY1-1208 (5)	0	0	0		3,549,316	(10)	3,549,316	(10)	9.9	(10)%

NewQuest Asia Investments Limited 5th Floor, Barkly Wharf Le Caudan Waterfront Port Louis, Republic of Mauritius (6)	0	0	985,921	(6)	1,183,106	(10)	2,169,027	(10)	9.9	(10)%

Long Sunny Limited (7)(9) P.O. Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	8,225,220	0	0		0		8,225,220		47.8%

Directors and Executive Officers (8)

Mr. Wang Chen (Chairman and CEO) (9)	8,263,609	83,376	0		0		8,346,985	(9)	48.3%

Linbin Zhang (Interim CFO) (11)	0	15,000	0		0		15,000	(11)	*

Ms. Jia Lin	0	0	0		0		0		0
Mr. Leng Jun (12)	0	30,000	0		0		30,000	(12)	*
Mr. Mu Ruizhu (13)	0	30,000	0		0		30,000	(13)	*

All Directors and Executive Officers (five persons)	8,263,609	158,376	0		0		8,421,985		48.5%

(1)   In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 20, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on September 20, 2012 (17,196,229), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described in note 10 below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)   An aggregate of 7,887,368 Series A Preferred Stock were issued in two private placement financings in 2008 (collectively, the “Private Placements”), of which 5,915,926 shares were issued to Vision Opportunity China LP in a financing in June 2008 (the “June 2008 Financing”) and 1,971,842 shares were issued to Blue Ridge Investments, LLC, in a financing in July 2008 (the “July 2008 Financing”). Each share of Series A Preferred Stock is initially convertible, at the option of the holder, into 0.5 share of our common stock, subject to a 9.9% limitation on beneficial ownership of common stock on each Series A Preferred Stock holder as more fully described in note 10 below.

(3)   The purchasers in the Private Placements have also been issued Warrants to purchase up to a total of 4,732,422 shares of our common stock at $7.04 per share (subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 10 below), of which 3,549,316 shares underlie the Warrant issued to Vision Opportunity China LP in the June 2008 Financing and 1,183,106 shares underlie the Warrant issued to Blue Ridge Investments, LLC, in the July 2008 Financing. The Warrants have a term of five years.

(4)   As of September 20, 2012, we had outstanding (i) 17,196,229 shares of common stock, (ii) 1,971,842 Series A Preferred Stock, convertible into 985,921 shares of our Common Stock, which were issued to purchasers in the Private Placements and yet to be converted, (iii) Warrants to purchase an aggregate of 4,839,316 shares, and (iv) 970,063 shares of common stock underlying options issued out of our 2010 Incentive Stock Plan.

(5)   Vision Opportunity China LP acquired Series A Preferred Stock convertible into 2,957,763 shares of common stock and Warrants to purchase up to 3,549,316 shares of common stock (each subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 10 below) in the June 2008 Financing that closed on June 11, 2008. On May 21, 2012, Vision Opportunity China LP transferred all the Warrants to purchase 3,549,316 shares of common stock to Iroquois Master Fund, Ltd. Richard Abbe, Joshua Silverman and Scot Cohen have shared voting and dispositive power over the shares. As of September 20, 2012, Vision Opportunity China LP has converted all Series A Preferred Stock.

(6)    On April 14, 2011, NewQuest Investments Limited acquired from Blue Ridge Investments, LLC 1,971,842 Units, consisting of 1,971,842 shares of Preferred Stock convertible into 985,921 shares of Common Stock and 1,971,842 Warrants to purchase 1,183,106 shares of Common Stock of the Company for $10,431,628 in cash. NewQuest Investments Limited’s ownership is subject to a 9.9% limitation on beneficial ownership of common stock as more fully described in note 10 below. Amit Gupta has sole voting and dispositive power over the shares of NewQuest Investments Limited.

(7)   On June 9, 2008, we acquired Shen Kun in a reverse merger transaction (the “Reverse Merger Transaction”) with Long Sunny Limited and other Shen Kun Shareholders. In the Reverse Merger Transaction, as merger consideration for the Shen Kun shares we received from the Shen Kun Shareholders we issued and delivered to the Shen Kun shareholders 10,275,000 of our shares of common stock, of which Long Sunny Limited received 8,700,000 shares.

(8)   The address of each of the officers and directors named in the table is No. 106 Zhonghuan South Road, Airport Industrial Park, Tianjin, People’s Republic of China 300308.

(9)   Mr. Wang is our chairman and CEO as of June 9, 2008. Mr. Wang’s beneficial ownership in the Company includes Mr. Wang’s direct ownership of 38,389 shares of our common stock, and indirect ownership of 8,225,220 shares through his 100% interest in our shareholder, Long Sunny Limited. It also includes the indirect ownership of an option to purchase 50,063 shares of common stock via his wife, Guo Wei, subject to the vesting terms of the option. Additionally, on June 22, 2010, Mr. Wang received an option to purchase an aggregate of 75,000 shares of common stock at $16.26 per share. The option shall become exercisable during the term of Mr. Wang’s employment in three equal annual installments of 25,000 shares each, the first installment to be exercisable on the first anniversary of the date of option, and each subsequent installment exercisable on every anniversary thereof. As of September 20, 2012, the option to purchase 50,000 shares had vested or was exercisable within 60 days.

(10)   Pursuant to the terms of the Warrants and the certificate of designation for the Series A Preferred Stock, at no time may a purchaser of Series A Preferred Stock or Warrants convert or exercise such purchaser’s Series A Preferred Stock or Warrants into shares of our common stock if the conversion or exercise would result in such purchaser beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 9.9% of our then issued and outstanding shares of common stock; provided, however, that upon a purchaser providing us with sixty-one (61) days’ notice that such purchaser wishes to waive the cap, then the cap will be of no force or effect with regard to all or a portion of the Series A Preferred Stock referenced in the waiver notice. The 9.9% beneficial ownership limitation does not prevent a shareholder from selling some of its holdings and then receiving additional shares. Accordingly, each shareholder could exercise and sell more than 9.9% of our common stock without ever at any one time holding more than this limit.

(11)  On March 31, 2010, Ms. Zhang received an option to purchase an aggregate of 15,000 shares of common stock at $15.94 per share. The option shall become exercisable during the term of Ms. Zhang’s employment in three equal annual installments of 5,000 shares each, the first installment to be exercisable on June 30, 2010, and each subsequent installment exercisable on every anniversary thereof. As of September 20, 2011, the option to purchase 15,000 shares had vested or was exercisable within 60 days.

(12) Pursuant to his appointment letter with the Company on November 5, 2009, Leng Jun was granted an option to purchase 40,000 shares of common stock of Company at a fixed exercise price of $6.00 per share. Such option shall be exercisable in four equal installments, the first being on the first anniversary of the date of grant. As of September 20, 2012, the option to purchase 30,000 shares had vested or was exercisable within 60 days.

(13) Pursuant to his appointment letter with the Company on November 5, 2009, Mu Ruizhu was granted an option to purchase 40,000 shares of common stock of Company at a fixed exercise price of $6.00 per share. Such option shall be exercisable in four equal installments, the first being on the first anniversary of the date of grant. As of September 20, 2012, the option to purchase 30,000 shares had vested or was exercisable within 60 days.

* Under 1 percent of the issued and outstanding shares as of September 20, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has three independent directors, Jai Lin, Jun Leng, and Ruizhu Mu, as that term is defined under the NASDAQ Listing Rules.

Item 14. Principal Accounting Fees and Services

Audit Fee

The fees incurred by the Company’s independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2012 were approximately $140,000; and for the review of the interim consolidated financial statements included in quarterly reports for the three quarters ended September 30 and December 31, 2011 and March 31, 2012 were approximately $30,000; for the audit of our annual financial statements for the year ended June 30, 2011 were approximately $120,000; and for the review of the interim consolidated financial statements included in quarterly reports for the three quarters ended September 30 and December 31, 2010 and March 31, 2011 were approximately $30,000.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firm for audit-related services during the years ended June 30, 2012 and 2011.

Tax Fees

The Company incurred approximately $6,000 and $5,000, respectively, in fees from its independent registered public accounting firm, Albert Wong & Co., for services of preparing U.S. corporate income tax return during the year ended June 30, 2012 and 2011.

All Other Fees

The Company did not incur any fees from its independent registered public accounting firm for services rendered to the Company, other than the services covered in "Audit Fees" and “Tax Fees” for the fiscal years ended June 30, 2012 and 2011.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

Footnote	Exhibit No.	Description
(1)	3.1	Articles of Incorporation.

(2)	3.2	Articles of Amendment to the Articles of Incorporation.

(16)	3.3	Articles of Amendment to the Articles of Incorporation of Shengkai Innovations, Inc.

(1)	3.4	Bylaws.

(3)	3.5	Articles of Amendment to the Articles of Incorporation, setting forth the Certificate of Designations authorizing the Series A Preferred Stock.

(10)	3.6	Articles of Amendment to the Articles of Incorporation filed on November 2, 2010 with the state of Florida.

(3)	3.7	Specimen of common stock certificate.

(3)	4.1	Form of Series A Warrant, June 2008 Financing.

(3)	4.2	Securities Purchase Agreement, dated as of June 10, 2008, by and among the Company and the Purchasers.

(3)	4.3	First Amendment to Securities Purchase Agreement, dated as of June 23, 2008, by and among the Company and the Purchasers.

(3)	4.4	Registration Rights Agreement, dated as of June 10, 2008, by and among the Company and the Purchasers.

(3)	4.5	Registration Rights Agreement dated as of June 10, 2008, by and among the Company and the Shell Shareholders.

(3)	4.6	Form of Lock-Up Agreement, dated as of June 10, 2008, by and among the Company and certain Shareholders.

(4)	4.7	Form of Series A Warrant, July 2008 Financing.

(4)	4.8	Securities Purchase Agreement, dated as of July 18, 2008, by and among the Company and Blue Ridge Investments, LLC.

(4)	4.9	Registration Rights Agreement, dated as of July 18, 2008, by and among the Company and Blue Ridge Investments, LLC.

(11)	4.10	Shengkai Innovations, Inc. 2011 Incentive Stock Plan

(3)	10.1
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

(3)	10.4	Escrow Agreement, dated as of June 2, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.5	First Amendment to Escrow Agreement, dated as of June 4, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.6	Engagement Letter Agreement between Shengkai and Aegis Capital Corp., dated May 26, 2008.

(3)	10.7	Equity Pledge Agreement, dated as of May 30, 2008.

(3)	10.8	Exclusive Purchase Option Agreement, dated as of May 30, 2008.

(3)	10.9	Consigned Management Agreement, dated as of May 30, 2008.

(3)	10.10	Loan Agreement, dated as of May 30, 2008.

(3)	10.11	Technology Service Agreement, dated as of May 30, 2008.

(3)	10.12	Financial Consulting Agreement, dated as of September 16, 2007 between Shengkai and Mass Harmony Asset Management Limited.

(3)	10.13	Assignment of Intellectual Property, dated as of June 9, 2008 between the company and Michael Jordan.

(4)	10.14	Supplementary Agreement dated as of July 3, 2008 to the Equity Pledge Agreement dated as of May 30, 2008.

(4)	10.15	Securities Escrow Agreement, dated as of July 18, 2008, by and between the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.16	Second Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Vision Opportunity China LP.

(5)	10.17	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Vision Opportunity China LP, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.18	First Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Blue Ridge Investments, LLC.

(5)	10.19	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(6)	10.20	Land Use Agreement dated January 23, 2009, between Shengkai (Tianjin) Ceramic Valves Co., Ltd. and Tianjin Airport Industrial Park Land Bureau.

(8)	10.21	Employment Agreement, dated April 6, 2012, by and between the Company and Linbin Zhang.

(9)	10.22	Warrant Amendment Agreement dated April 30, 2010, by and between Company and Vision Opportunity China, LP.

(9)	10.23	Warrant Amendment Agreement dated April 30, 2010, by and between Company and Blue Ridge Investments LLC.

(12)	10.24	Underwriting Agreement dated as of November 19, 2010 by and between the Registrant and Maxim Group LLC and Global Hunter Securities, LLC

(13)	10.25	Intellectual Property Development Protection Service Agreement with Iron Mountain Intellectual Property Management, Inc. dated as of November 24, 2010

(13)	10.26	Trade Secret Identification and Confirmatory Assignment between the Company and Mr. Chen Wang dated as of November 24, 2010

(13)	10.27	Confidentiality and Rights Agreement between the Company and Mr. Chen Wang dated as of November 24, 2010

(13)	10.28	Confidentiality and Rights Agreement between the Company and Ms. Wei Guo dated as of November 24, 2010

(13)	10.29	Non-Disclosure Letter Agreement between the Company and Ms. Chuanye Guo dated as of November 24, 2010

(14)	10.30	Underwriting Agreement dated as of December 17, 2010 by and between the Registrant and Maxim Group LLC and Global Hunter Securities, LLC

	10.31	Property Lease Agreement, dated September 1, 2011, by and between Tianjin Shengkai and Tianjin Development Zone Binhai Investment Service Co., Ltd.**

(18)	10.32	Plant and Office Building Lease Agreement, dated August 3, 2011, by and between Tianjin Shengkai and Tianjin Longhan Jingmi Industrial Co., Ltd.

(17)	10.33	Appointment Letter, dated May 30, 2012, between the Company and Ms. Jia Lin.

(7)	14.1	Code of Ethics.

(15)	21.1	List of Subsidiaries.

	23.1	Consent of Independent Registered Public Accounting Firm (Albert Wong & Co.).**

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*   Furnished herewith.
** Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on May 26, 2005.
(2)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on June 23, 2008.
(4)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 24, 2008.
(5)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 31, 2008.
(6)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on February 13, 2009.
(7)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 6, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 6, 2012.
(9)	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 3, 2010.
(10)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on November 15, 2011.
(11)	Incorporated by reference to our proxy statement on Schedule 14A filed with the SEC on January 26, 2011.
(12)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 19, 2010.
(13)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2010.
(14)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 17, 2010.
(15)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on September 28, 2010.
(16)	Incorporated by reference to our current report on Form 8-K filed with the SEC on March 9, 2012.
(17)	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 30, 2012.
(18)	Incorporated by reference to our annual report on Form 8-K filed with the SEC on September 26, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tianjin, PRC, on the 20th day of September, 2012.

SHENGKAI INNOVATIONS, INC.

By:	/s/ Wang Chen
Wang Chen
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Wang Chen	September 20, 2012
Wang Chen
Chief Executive Officer (principal executive officer) and Chairman

/s/ Linbin Zhang	September 20, 2012
Linbin Zhang
Interim Chief Financial Officer (principal financial and accounting officer)

/s/ Lin Jia	September 20, 2012
Lin Jia
Director

/s/ Jun Leng	September 20, 2012
Jung Leng
Director

/s/ Ruizhu Mu	September 20, 2012
Ruizhu Mu
Director