Form 10-Q
period 2012-09-30
Shengkai Innovations, Inc.
filed 2012-11-14
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the Registrant’s common stock outstanding as of November 14, 2012 is 17,196,229 shares of common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2012 AND JUNE 30, 2012
(Stated in US Dollars)

	September 30, 2012	June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$66,738,082	$64,819,870
Restricted cash	-	124,433
Accounts receivable, net	8,546,808	9,388,820
Notes receivable	-	167,873
Other receivables ( Note 4)	2,873,169	2,879,422
Advances to suppliers	2,378,166	2,339,362
Inventories (Note 5)	2,577,088	2,750,907
Total Current Assets	83,113,313	82,470,687
Property, plant and equipment, net (Note 6)	53,062,298	54,068,143
Land use rights, net (Note 7)	2,513,714	2,533,684
Other intangible assets, net (Note 8)	4,293,434	4,524,058
TOTAL ASSETS	$142,982,759	$143,596,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable (Note 9)	-	124,433
Accounts payable	1,814,606	1,942,262
Advances from customers	235,062	316,020
Other payables and accrued expenses (Note 10)	673,557	899,491
Income tax payable	183,582	240,438
Total Current Liabilities	2,906,807	3,522,644
Warrant liabilities	784	1,761
Preferred (conversion option) liabilities	502,641	481,128
TOTAL LIABILITIES	$3,410,232	$4,005,533

Commitments and Contingencies (Note 16)	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2012 AND JUNE 30, 2012
(Stated in US Dollars)

	September 30, 2012	June 30, 2012

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 shares authorized; 1,971,842 and 1,971,842 issued and outstanding as of September 30, 2012 and June 30, 2012, respectively. (Note 12)	$1,971	$1,971
Common stock - $0.001 par value 100,000,000 shares authorized; 17,196,229 and 17,196,071 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively.	17,197	17,197
Additional paid-in capital	71,889,594	71,695,567
Statutory reserves	11,196,604	11,196,604
Retained earnings	45,144,288	45,091,511
Accumulated other comprehensive income	11,322,873	11,588,189
TOTAL STOCKHOLDER’S EQUITY	139,572,527	139,591,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,982,759	$143,596,572

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

	Three months ended September 30,
	2012	2011

Revenues	$4,674,285	$11,011,127
Cost of sales	(2,901,143)	(6,196,651)
Gross profit	1,773,142	4,814,476
Operating expenses:
Selling expenses	(610,381)	(1,051,480)
General and administrative expenses	(1,034,493)	(3,406,035)
Total operating expenses	(1,644,874)	(4,457,515)
Income from operations	128,268	356,961
Other income, net	-	13,473
Interest income, net	128,650	165,942
Changes in fair value of instruments – gain (loss)	(20,536)	926,637
Income before income taxes	236,382	1,463,013
Income taxes (Note 14)	(183,605)	(518,675)
Net income	52,777	944,338
Foreign currency translation adjustment	(265,316)	1,285,784
Comprehensive income (loss)	(212,539)	2,230,122

Basic earnings per share* (Note 15)	$0.003	$0.058

Diluted earnings per share* (Note 15)	$0.003	$0.052

Basic weighted average shares outstanding* (Note 15)	17,196,219	16,375,534

Diluted weighted average shares outstanding* (Note 15)	18,182,140	18,052,914

See accompanying notes to consolidated financial statements

* The earnings per share data and the weighted average shares outstanding for all periods have been retroactively restated to reflect the 1-for-2 reverse stock split effected on March 9, 2012.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)
	Three months ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$52,777	$944,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	902,503	929,917
Amortization	257,999	254,089
Provision for doubtful accounts	(74,384)	44,402
Changes in fair value of instruments – (gain)	20,536	(926,637)
Stock based compensation	194,027	2,146,968
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	898,394	2,850,347
Notes receivable	167,570	(133,619)
Other receivables	700	(3,304)
Advances to suppliers	(43,283)	23,259
Inventories	168,535	207,172
Increase (decrease) in liabilities:
Notes payable	(124,209)	(1,093,491)
Accounts payable	160,272	(951,308)
Advances from customers	(80,358)	306,793
Other payables	(162,440)	(1,251,412)
Accruals	(61,789)	(71,761)
Income tax payable	(56,400)	(1,313,407)
Net cash provided by operating activities	2,220,450	1,962,346
Cash flows from investing activities
Proceeds from disposition of property, plant and equipment	-	(43,661)
Purchase of property, plant and equipment	(808)	(403,440)
Payment of construction in progress	-	(131,198)
Purchase of intangible assets	(20,983)	-
(Decrease) in accounts payable related to equipment purchase	(284,198)	-
Decrease in restricted cash	124,209	1,093,491
Net cash provided by (used in) investing activities	(181,780)	515,192

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (Stated in US Dollars)

	Three months ended September 30,
	2012	2011

Net increase (decrease) in cash and cash equivalents	$2,038,670	$2,477,538

Effect of exchange rate changes on cash and cash equivalents	(120,458)	587,698
	-
Cash and cash equivalents–beginning of year	64,819,870	59,870,108
	-
Cash and cash equivalents–end of year	$66,738,082	$62,935,344

Supplementary cash flow information:

Interest received	$128,655	$165,942

Taxes paid	$240,005	$1,832,081

Non-cash transaction:
Preferred stock conversion to common stock	$-	$2,900
Common stock issuance	$-	$600

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of SKII and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of SKII and the historical financial statements of Shen Kun. The 781,250 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd. and Shengkai (Tianjin) Limited for the three months ended September 30, 2012 and 2011.

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

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by SK WFOE, was organized as a corporation under the laws of the PRC on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. It has not started operations as of September 30, 2012.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

(l)                    Inventories

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. The Company has no reserve for inventories for the three months ended September 30, 2012 and 2011.

(m)                  Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	September 30,	June 30,
	2012	2012
Cash on hand	$1,673	$3,338
Bank deposits:
China Construction Bank	342	436
Industrial and Commercial Bank of China	11,477	185,596
Bank of China	14,415	168,344
Industrial Bank Co. Ltd.	6,405	86,175
Shanghai Pudong Development Bank	66,643,028	64,248,930
Harbin Bank	23,230	57,149
The Hong Kong and Shanghai Banking Corporation Limited	20,556	20,639
JPMorgan Chase Bank	-	-
Bank of America	16,956	49,263
	$66,738,082	$64,819,870

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The summary of fair values of financial instruments as of September 30 and June 30, 2012 are as follows:

September 30, 2012
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$784	$784	3	Black-Scholes
Embedded conversion liability	$502,641	$502,641	3

June 30, 2012
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$1,761	$1,761	3	Black-Scholes
Embedded conversion liability	$481,128	$481,128	3

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)                   Fair value of financial instruments (continued)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011
Beginning balance: Derivative liabilities	$482,889	$5,950,456
Issuance of derivative warrants	-	-
Conversion from preferred to common	-	(2,800,536)
Changes in fair value	20,536	(926,637)
Ending balance: Derivative liabilities	$503,425	$2,223,283

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

There were no sales returns and allowances for the three months ended September 30, 2012 and 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

(p)                   Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market is also reflected in cost of revenues.

(q)                   Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the three months ended September 30, 2012 and 2011 were $0 and $0, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)                   Warranty expense

The Company generally provides one year warranty to most customers, or in some cases up to one and a half years. Historically warranty expense has been maintained at a very low percentage of sales revenue; therefore the Company does not accrue, but expenses all warranty expenses as incurred under selling expenses. The Company is closely monitoring warranty expense and will start to accrue it as soon as we identify that warranty expense regularly reaches certain percentage of total revenue. Warranty expenses for the three months ended September 30, 2012 and 2011 were $53,080 and $41,735, respectively.

(s)                    Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the three months ended September 30, 2012 and 2011 were $159,210 and $315,191, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred. The retirement benefit expenses included in general and administrative expenses for the three months ended September 30, 2012 and 2011 were $67,102 and $69,990 respectively.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)) – An Interpretation of FASB Statement No. 109, Accounting for Income Taxes.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At September 30 and June 30, 2012, the Company did not have a liability for unrecognized tax benefits.

(w)                  Value-added tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts of VAT recoverable included in other receivables on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at September 30 and June 30, 2012, respectively, which can be used to offset future VAT that is due on sales.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

September 30, 2012
Balance sheet	RMB 6.3265 to US$1.00
Statement of operations and comprehensive income	RMB 6.3257 to US$1.00

June 30, 2012
Balance sheet	RMB 6.3143 to US$1.00
Statement of operations and comprehensive income	RMB 6.3519 to US$1.00

September 30, 2011
Balance sheet	RMB 6.40180 to US$1.00
Statement of operations and comprehensive income	RMB 6.42305 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(y)                   Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at September 30 and June 30, 2012 amounted to $66,736,409 and $64,816,532, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

On December 31, 2003, Tianjin Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $11,196,604 and $11,196,604 as at September 30 and June 30, 2012, respectively.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

In August 2012, the FASB has released Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and accounts receivable as of September 30 and June 30, 2012. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of September 30 and June 30, 2012, almost all the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

For the three months ended September 30, 2012 and 2011, more than 90% of the Company’s sales were generated from the PRC. In addition, nearly all accounts receivable as of September 30 and June 30, 2012 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counterparties of the financial instruments fail to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Company does not require collateral from customers or debtors.

For the three months ended September 30, 2012 and 2011, there was no single customer who accounts for 10% or more of the Company’s revenue. As at September 30 and June 30, 2012, there was no customer who accounts for 10% or more of the Company’s accounts receivable.

For the three months ended September 30, 2012 and 2011, there was no single supplier who accounts for 10% or more of the Company’s purchase. As at September 30 and June 30, 2012, there was no supplier who accounts for 10% or more of the Company’s accounts payable.

4. OTHER RECEIVABLES

Other receivables consist of the followings:

	September 30, 2012	June 30, 2012

Advance to employees	$64,810	$61,500
Tender deposits	102,373	141,320
Sundry	1,617	1,620
VAT recoverable	2,704,369	2,674,982
	$2,873,169	$2,879,422

5. INVENTORIES

Inventories consist of the followings:

	September 30, 2012	June 30, 2012

Finished goods	$1,190,969	$1,099,922
Work in process	74,797	88,447
Raw materials	1,311,322	1,562,538
	$2,577,088	$2,750,907

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	September 30, 2012	June 30, 2012
At cost
Buildings	$42,755,924	$42,838,533
Machinery and equipment	17,603,213	17,637,224
Office equipment	184,154	183,700
Motor vehicles	460,189	461,078
	61,003,480	61,120,535
Less: accumulated depreciation
Buildings	(3,798,193)	(3,361,896)
Machinery and equipment	(3,788,779)	(3,356,337)
Office equipment	(146,945)	(141,395)
Motor vehicles	(207,265)	(192,764)
	(7,941,182)	(7,052,392)
Property, plant and equipment, net	$53,062,298	$54,068,143

Depreciation expenses included in the cost of sales for the three months ended September 30, 2012 and 2011 were $781,360 and $787,941, respectively. Depreciation expenses included in the general and administrative expenses for the three months ended September 30, 2012 and 2011 were $121,143 and $141,975, respectively.

7. LAND USE RIGHTS

	September 30, 2012	June 30, 2012

Cost of land use rights	$3,016,806	$3,022,635
Less: Accumulated amortization	(503,092)	(488,951)
Land use rights, net	$2,513,714	$2,533,684

Amortization expenses for land use rights for the three months ended September 30, 2012 and 2011 were $15,086 and $14,857, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2013 (for 3 remaining quarters)	$45,252
2014	60,336
2015	60,336
2016	60,336
2017	60,336
Thereafter	2,227,118
$2,513,714

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

8. OTHER INTANGIBLE ASSETS

	September 30, 2012	June 30, 2012
At cost:
Patent rights	$8,061,329	$8,076,905
Software	1,677,416	1,659,634
	9,738,745	9,736,539
Less: Accumulated amortization
Patent rights	(4,876,314)	(4,683,813)
Software	(568,997)	(528,668)
	(5,445,311)	(5,212,481)
Other intangible assets, net	$4,293,434	$4,524,058

Amortization expenses for other intangible assets for the three months ended September 30, 2012 and 2011 were $242,913 and $239,231, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2013 (for 3 remaining quarters)	$728,331
2014	970,583
2015	970,424
2016	873,412
2017	418,974
Thereafter	310,726
$4,272,451

Trademark not subject to amortization	20,983
4,293,434

9. NOTES PAYABLE

	September 30, 2012	June 30, 2012
Due July 18, 2012, subsequently repaid on due dates	-	6,605
Due August 9, 2012, subsequently repaid on due dates	-	117,828
Total	$-	$124,433

All the notes payable are subject to bank charges of 0.05% of the face value on each transaction.  Bank charges for notes payable for the three months ended September 30, 2012 and 2011 were $0 and $128, respectively.

The interest-free notes payable were secured by $0 and $124,433 restricted cash as of September 30 and June 30, 2012, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

10. OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2012	June 30, 2012

Commission payable	$111,202	$167,325
Expense payable	94,967	105,122
Sundry PRC taxes payable	182,899	260,999
Sundry	188,742	208,212
Accrual	95,747	157,833
	$673,557	$899,491

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

Number of shares	Exercise price	Contractual term

81,893	$ 13.75	3.0 years

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

12. PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING (CONTINUED)

Series of warrant	Number of shares underlying Warrants	Exercise price	Contractual term

Series A	3,549,316	$ 7.04	5.0 years

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

On July 18, 2008 the Company sold 1,971,842 shares of Preferred Shares and certain Warrants for cash consideration totaling $5 million (the “July 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased pursuant to the Warrants are summarized in the following table:

Series of warrant	Number of shares underlying the Warrants	Exercise price	Contractual term

Series A	1,183,106	$ 7.04	5.0 years

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

As of September 30, 2012, one holder of Preferred Shares had converted all of the 5,915,526 Preferred Shares it acquired in the “June 2008 Financing” into 2,957,763 shares of the Company’s Common Stock. No Warrants have been exercised, forfeited or expired since issuance.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated statement of operations over the requisite service period of the grants. Total compensation expense related to the stock options for the three months ended September 30, 2012 and 2011 were $194,027 and $1,021,468, respectively, and were recorded as general and administrative expense. As of September 30, 2012, there was $659,514 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 2010 Plan. That cost is expected to be recognized over a weighted average period of 0.9 years. Options to acquire 888,375 shares of Common Stock have vested up to September 30, 2012, out of which none vested during the three months then ended.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

13. SHARE-BASED COMPENSATION (CONTINUED)

The above assumptions were used to determine the weighted average grant date fair value of stock options of $11.26 per share for the options granted on March 31, 2010 and June 22, 2010.

A summary of the Company’s stock option activity as of September 30, 2012, and changes during the three months then ended are presented in the following table:

	Number of Shares of Common Stock Underlying ptions	Weighted- Average Exercise Price

Outstanding at July 1, 2012	1,043,772	$14.74
Granted	-	-
Exercised	-	-
Forfeited or Expired	73,709	15.94
Outstanding at September 30, 2012	970,063	$14.65

Vested at September 30, 2012	888,375	$14.96

The following table summarizes information about stock options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares of Common Stock Underlying Outstanding Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares of Common Stock Underlying Exercisable Options	Weighted Average Exercise Price

$16.26	125,063	2.73	$16.26	83,375	$16.26
$6.00	130,000	2.5	$6.00	90,000	$6.00
$15.94	715,000	2.5	$15.94	715,000	$15.94
	970,063	2.53	$14.65	888,375	$14.96

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

13. SHARE-BASED COMPENSATION (CONTINUED)

A summary of the status of the Company’s nonvested options as of September 30, 2012, and changes during the three months then ended, are presented below:

	Number of Shares of Common Stock Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2012	81,688	$12.75
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2012	81,688	$12.75

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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. The Company estimates fair value of Common Stock awards based on the number of shares issued and the quoted price of the Company's Common Stock on the date of issuance. That cost is fully recognized in the consolidated statement of operations. Total compensation expense related to the Common Stock awards for the three months ended September 30, 2012 and 2011 was $0 and $1,125,500, respectively, and were recorded as general and administrative expense.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of September 30, 2012, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of September 30, 2012, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, and has not accrued for PRC tax on such basis as of September 30, 2012.  The Company will continue to monitor changes in the interpretation or guidance of this law.

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  A foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There were no such dividends distributed in the three months ended September 30, 2012 or 2011.

In April 2010, Tianjin Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the periods through December 31, 2009, we already used income tax rate of 25% to provide and pay for income taxes. We did not record any tax refund receivable as of June 30, 2012 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by relevant tax authority. After January 1, 2010 we used the preferential income tax rate of 15% to provide and pay for income tax expenses. Currently Tianjin Shengkai is in the process of renewing the “high technology” enterprise status. Management believes it is likely that such renewal will be approved. Based on such belief and common practice as accepted by relevant tax authority, Tianjin Shengkai used the 15% enterprise income tax rate to provide and pay for income tax expenses for the periods from January 1, 2012 through September 30, 2012. In the event that such renewal is not finally approved, however, we will need to apply the standard tax rate of 25% and make up the 10% difference in income tax expenses for the periods from January 1, 2012 through September 30, 2012. Income taxes payable was $183,582 and $240,438 at September 30 and June 30, 2012, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

14. INCOME TAXES (CONTINUED)

Income tax expenses consist of the following:

	For the Three Months Ended September 30,
	2012	2011
Current	$183,605	$518,675
Deferred	-	-
Total	$183,605	$518,675

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for the three months ended September 30, 2012 and 2011 is as follows:

	For the Three Months Ended September 30,
	2012	2011

Income before income taxes	$236,382	$1,463,013
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(1,269,543)	(2,166,056)
Income before income taxes from Chinese subsidiaries	1,505,925	3,629,069

Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	376,481	907,267
Preferential tax rate effect of 10% on Tianjin Shengkai for the period	(150,593)	(362,907)
Permanent difference	(42,284)	(25,685)
	$183,605	$518,675

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

15. EARNINGS PER SHARE (CONTINUED)

The calculation of the basic and diluted earnings per share attributable to the shareholders of Common Stock is based on the following data:

	For the Three Months Ended September 30,
	2012	2011
Earnings:
Net income	$52,777	$944,338
Earnings for the purpose of basic earnings per share	$52,777	$944,338
Effect of dilutive potential Common Stock	-	-
Earnings for the purpose of dilutive earnings per share	$52,777	$944,338

Number of shares:
Weighted average number of Common Stock for the purpose of basic earnings per share	17,196,219	16,375,534
Effect of dilutive potential Common Stock
-Conversion of Series A convertible preferred stock	985,921	1,677,380
-Exercise of Warrants	-	-
-Exercise of options	-	-

Weighted average number of Common Stock for the purpose of dilutive earnings per share	18,182,140	18,052,914

Earnings per share:
Basic earnings per share	$0.003	$0.058

Dilutive earnings per share	$0.003	$0.052

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

16. COMMITMENTS AND CONTINGENCY

The manufacturing facility and a headquarters’ building completed in September 2010 are on a plot of land in Tianjin, China which was obtained in October, 2008. Certain construction contracts were executed. The total amount of executed contracts was $35,550,442 (RMB224,909,871), of which $34,828,582 (RMB220,343,021) had been paid as of September 30, 2012. The remaining balance of $721,860 (RMB4,566,850) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance.

Certain equipment and machinery contracts for the above-mentioned recently completed manufacturing facility were executed. The total amount of executed contracts was $16,530,388 (RMB104,579,500), of which $15,582,392 (RMB98,582,000) had been paid as of September 30, 2012. The remaining balance of $947,997 (RMB5,997,500) primarily represented the amount held from payment as warranty deposit till approximately one year after installation and acceptance.

17. SEGMENT INFORMATION

The Company is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Substantially all revenues are generated in the PRC and virtually all identifiable assets of the Company are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the three months ended September 30, 2012 and 2011 in terms of customers' industry classification is as follows:

	For the Three Months Ended September 30,
Customer industry	2012	2011
Electric power	$768,075	$3,504,935
Petrochemical and chemical	3,407,773	6,717,545
Aluminum, metallurgy and others	498,437	788,647
Total Sales	$4,674,285	$11,011,127

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

Because SK WFOE and Tianjin Shengkai’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SK WFOE and Tianjin Shengkai, comparing their business results for the three months ended September 30, 2012 to the three months ended September 30, 2011.

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

Since September 2011, we started phasing out our less profitable domestic market segments including the electric power market and focusing on expanding our presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices than the domestic Chinese market.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue

In the past one and half years, because of the heightened suspicions on the integrity of Chinese companies, enquiries into the Company’s business and domestic customers mounted by certain shareholders and interested parties without the Company’s approval or endorsement have resulted in severely damaged relations with some of the Company’s important domestic customers. This has resulted in considerable loss of business since June 2011, and a higher turnover in the Company’s sales agents and representatives. Some of the Company’s other customers have seized this opportunity to demand price cuts from the Company. Meanwhile, some of the Company’s competitors also have seized this opportunity to take away our customers. In addition, in the three months ended September 30, 2012, due to the general economy slowdown in China and particularly the poor operating performance and financial pressure experienced by most of our major customers in the electric power market, business with those customers have become increasingly difficult. Some of our agents/distributors, through whom we sold our products to those end customers in the electric power industry, have even been forced out of business because they could not timely collect accumulated trade receivables from their customers.

As a result, revenue for the three months ended September 30, 2012 decreased by $6,336,842 or 57.5% to $4,674,285 from $11,011,127 for the three months ended September 30, 2011. Total ceramic valves output for the three months ended September 30, 2012 was 952 sets, compared with 1,978 sets for the three months ended September 30, 2011. This is also in line with our previous announcements forecasting the continuation of loss of customers and business in the domestic market, particularly in electric power industry, as a result of the Company’s strategic shifting of business focus.

Approximately 89.3% of our source of revenue came from customers in the electric power, petrochemical and chemical industries for the three months ended September 30, 2012, compared with 92.8% for the three months ended September 30, 2011.

Unlike previously, the electric power industry contributed significantly less to our revenue, generating approximately 16.4% of total revenue for the three months ended September 30, 2012, compared with 31.8% for the three months ended September 30, 2011. Revenue from the electric power industry was $768,075 for the three months ended September 30, 2012, a decrease of $2,736,860 or 78.1% from $3,504,935 for the comparable period in fiscal 2012.

Revenue from the petrochemical and chemical industry accounted for approximately 72.9% of total revenue for the three months ended September 30, 2012, compared with 61.0% for the three months ended September 30, 2011. The revenue from the petrochemical and chemical industry was $3,407,773 for the three months ended September 30, 2012, a decrease of $3,309,772 or 49.3% from $6,717,545 for the comparable period in fiscal 2012. The decrease was primarily due to the general slowdown in economy in the PRC.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 10.7% of total revenue for the three months ended September 30, 2012, compared with 7.2% for the three months ended September 30, 2011. The revenue for other industries was $498,437 for the three months ended September 30, 2012, a decrease of $290,210 or 36.8% from $788,647 for the comparable period in fiscal 2012. Such other industries have not been the Company’s marketing focus because of less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low.

Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2012 was $2,901,143, a decrease of $3,295,508 or 53.2% as compared to $6,196,651 for the three months ended September 30, 2011, primarily due to decline in revenue. The cost of sales as a percentage of revenue increased by approximately 5.8% to 62.1% for the three months ended September 30, 2012 from 56.3% for the comparable period in fiscal 2012.

Gross profit for the three months ended September 30, 2012 was $1,773,142, a decrease of $3,041,334 or 63.2% as compared to $4,814,476 for the three months ended September 30, 2011. The decrease was primarily attributable to decrease in sales volume and decrease in average selling price of the product mix as we sold more lower priced products in this quarter. The gross margin for the three months ended September 30, 2012 was 37.9%, as compared to 43.7% for the comparable period in fiscal 2012. The decrease in gross margin between the two comparable quarters was primarily attributed to increase in material prices, which were spread over a smaller revenue base. During the three months ended September 30, 2012, prices for steel raw materials and steel die-casting components, our major raw materials, were approximately 6.8% higher than those in comparable period in fiscal 2012.

Selling Expenses

Selling expenses for the three months ended September 30, 2012 were $610,381, a decrease of $441,099 or 42.0%, from $1,051,480 for the comparable period in fiscal 2012. The major component of selling expenses was commissions paid to agents for introducing new sales, which was approximately $373,624 for the three months ended September 30, 2012, a decrease of approximately $507,266 or 57.6% from approximately $880,890 for the three months ended September 30, 2011. Selling expenses as a percentage of total sales revenue increased to 13.1% for the three months ended September 30, 2012 from 9.5% for the comparable period in fiscal 2012, since certain minor components of selling expenses such as sales staff’s salaries, sales offices’ administrative expenses and after-sale service expenses are flat-rate and did not diminish proportionally to revenue decrease.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended September 30, 2012 were $1,034,493, a decrease of $2,371,542 or 69.6% as compared to $3,406,035 for the comparable period in fiscal 2012. Included in G&A expenses for the three months ended September 30, 2012 was a non-cash charge of $194,027, which was the share-based compensation costs on the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2012 was $2,146,968. G&A expenses (excluding the non-cash items) for the three months ended September 30, 2012 were $840,466, a decrease of $418,601 or 33.2% compared to $1,259,067 for the comparable period in fiscal 2012. The decrease in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2012 and 2013 was primarily attributable to a write-back of provision for doubtful accounts for $99,025 due to collection in this period of previously provided accounts; decrease in expenses and professional fees incurred for our U.S. capital market-related activities of $79,238; and decrease in R&D expenses of $155,981.

Changes in Fair Value of Instruments

For the three months ended September 30, 2012, the Company incurred non-cash loss in an aggregate amount of $20,536 related to its issuance of Series A warrants and Series A convertible preferred stock in the private placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended September 30, 2012. Fair value of the instruments was primarily a function of the price and volatility of our common stock. With the same closing prices of common stock as of June 30, 2012 and September 30, 2012, and with similar level for other variables, a lower volatility of the stock price during the three months ended September 30, 2012 resulted in lower valuation of options and warrants based on the Black-Scholes valuation model, and a lower discount to equity component of the convertible preferred stock. The effect of such lower discount overweighed the effect brought from the Black-Scholes model, hence higher value of the embedded conversion option, which means higher liabilities, and therefore a loss was recognized.  For the comparable period in fiscal 2012, the Company recognized a non-cash gain of $926,637 due to the decrease in our stock price over that period. A decrease in our stock price over that period resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2012 was $183,605, a decrease of $335,070 or 64.6% from $518,675 for the comparable period in fiscal 2012. Excluding the $194,027 share-based compensation cost and the $20,536 loss from changes in fair value of instruments, adjusted income before taxes was $450,945 for the three months ended September 30, 2012 compared with $2,683,344 for the comparable period in fiscal 2012, after adjusting for the $2,146,968 share-based compensation cost and $926,637 gain from changes in fair value of instruments. The income tax provision is calculated based on the actual income before taxes and applicable income tax rate for our PRC subsidiary and affiliate, according to the generally accepted accounting principles of PRC. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, rather than the standard tax rate of 25%. Currently Tianjin Shengkai is in the process of renewing the “high technology” enterprise status. Management believes it is likely that such renewal will be approved. Based on such belief and common practice as accepted by relevant tax authority, Tianjin Shengkai used the 15% enterprise income tax rate to provide and pay for income tax expenses for the quarters ended March 31, June 30 and September 30, 2012. In the event that such renewal is not finally approved, however, we will need to apply the standard tax rate of 25% and make up the 10% difference in income tax expenses for the quarters then ended.

Net Income

Net income (per U.S. GAAP) for the three months ended September 30, 2012 was $52,777, a decrease of $891,561 or 94.4% from a net income of $944,338 for the comparable period in fiscal 2012. Diluted earnings per share were $0.003 compared to $0.052 per diluted share in the comparable period in fiscal 2012. During the quarter ended September 30, 2012, the number of diluted shares was 18,181,992 compared with 18,052,914 diluted shares for the comparable period in fiscal 2012.

Excluding the $194,027 share-based compensation cost and the $20,536 loss from changes in fair value of instruments, adjusted net income (non-GAAP) was $267,340 for the three months ended September 30, 2012 compared with $2,164,669 for the comparable period in fiscal 2012, after adjusting for the $2,146,968 share-based compensation cost and $926,637 gain from changes in fair value of instruments. The decrease was attributable to the factors described above. Non-GAAP earnings were $0.015 per diluted share for the quarter ended September 30, 2012 compared with $0.12 per diluted share in the comparable period in fiscal 2012.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the three months ended September 30, 2012 were $64,819,870 and increased to $66,738,082 by the end of the period, an increase of $1,918,212 or 3.0%.  The increase was primarily attributable to the internal cash flows generated from operations, release of restricted cash, as well as effects of exchange rate change.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2,220,450 for the three months ended September 30, 2012, an increase of $258,104 or 13.2% from $1,962,346 for the comparable period in fiscal 2012. The adjusted net income, after deducting the non-cash gain from changes in fair value of instruments and adding back the non-cash share-based compensation cost, was $267,340 for the three months ended September 30, 2012, a decrease of $1,897,329 or 87.6% from $2,164,669 for the comparable period in fiscal 2012. The increase in net cash inflow from operations despite the decrease in net income was primarily attributable to the reduced working capital requirements in the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011, as reflected by less cash consumed by changes in accounts payable, notes payable and income taxes payable and other payables, offset by less cash provided by changes in accounts receivable and advances from customers.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $181,780 for the three months ended September 30, 2012, as compared to the amount of $515,192 net cash provided by investing activities for the three months ended September 30, 2011, a decrease in cash inflow of $696,972. The change was primarily attributable to payments made related to equipment purchase, and decrease in cash inflow resulting from release of restricted cash during the three months ended September 30, 2012 as compared to the same period in fiscal 2012.

Net Cash Provided by (Used in) Financing Activities

There was no cash provided by or used in financing activities for the three months ended September 30, 2012 and
2011.

Capital Expenditures

In October 2008, we successfully won a bid on a land use right over a plot of land approximately 43,566.3 square meters in size. The land is located in Tianjin, PRC and the bid price was approximately $1.9 million (RMB12.6 million). The formal contract was signed with the government on January 23, 2009, with the Company to pay the bid price in full by March 25, 2009. The land was purchased to construct corporate headquarters and to build a new manufacturing facility to expand our production capacity. Expenditures committed under related construction contracts totaled $35,550,442 (RMB224,909,871), of which $34,828,582 (RMB220,343,021) had been paid as of September 30, 2012. The remaining balance of $721,860 (RMB4,566,850) will substantially be settled after completion of inspection and final acceptance of the construction project by relevant government authorities, with certain amount to be held from payment as warranty deposit till approximately one year after such final acceptance. Certain equipment and machinery contracts for the above-mentioned new manufacturing facility have also been executed, total amount of which was approximately $16,530,388 (RMB104,579,500), of which $15,582,392 (RMB98,582,000) had been paid as of September 30, 2012. The remaining balance of $947,997 (RMB5,997,500) primarily represented the amount held from payment as warranty deposit till approximately one year after installation and acceptance.

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

As such, we expect that in the immediately following quarter ended December 31, 2012, total revenues would remain flat, and major contribution to our sales would be from the petrochemical and chemical industry. Such situation may persist until our marketing and sales efforts on some new customers and projects pay off, and the expansion in the international market picks up meaningfully. Successful penetration into international oil and chemical markets would also require the Company to obtain various certifications, including but not limited to different class API certification, such as API 6A which covers higher pressure valve products, and other firm-specific supplier qualifications, which will take time to go through various application procedures, develop new products and invest in additional or different equipment.

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

The following table summarizes our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter

Capital expenditures (1)	$1,669,857	$1,669,857	$-	-

(1) Capital expenditures are commitments for the construction of a new manufacturing facility and for the purchase of new equipment and machinery. See Note 16 - Commitments and Contingency in the notes to the financial statements, included elsewhere in this report. The Company entered into certain construction contracts for building a new manufacturing facility and a headquarters building. The total amount of executed contracts was $35,550,442 (RMB224,909,871), of which $34,828,582 (RMB220,343,021)  had been paid as of September 30, 2012. The construction of both the manufacturing facility and the headquarters building were substantially completed in September 2010. The Company has also executed certain equipment and machinery contracts totaling $16,530,388 (RMB104,579,500), of which $15,582,392 (RMB98,582,000) had been paid as of September 30, 2012.

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

In August 2012, the FASB has released Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and Linbin Zhang, the Company’s Interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

Not applicable.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

 (a) Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Articles of Incorporation.
3.2 (2)	Articles of Amendment to the Articles of Incorporation.
3.3 (6)	Articles of Amendment to the Articles of Incorporation of Shengkai Innovations, Inc.
3.4 (1)	Bylaws.
3.5 (3)	Articles of Amendment to the Articles of Incorporation, setting forth the Certificate of Designations authorizing the Series A Preferred Stock.
3.6 (5)	Articles of Amendment to the Articles of Incorporation filed on November 2, 2010 with the state of Florida.
3.7 (3)	Specimen of common stock certificate.
4.1 (3)	Form of Series A Warrant, June 2008 Financing.
4.2 (3)	Securities Purchase Agreement, dated as of June 10, 2008, by and among the Company and the Purchasers.
4.3 (3)	First Amendment to Securities Purchase Agreement, dated as of June 23, 2008, by and among the Company and the Purchasers.
4.4 (3)	Registration Rights Agreement, dated as of June 10, 2008, by and among the Company and the Purchasers.
4.5 (3)	Registration Rights Agreement dated as of June 10, 2008, by and among the Company and the Shell Shareholders.
4.6 (3)	Form of Lock-Up Agreement, dated as of June 10, 2008, by and among the Company and certain Shareholders.
4.7 (4)	Form of Series A Warrant, July 2008 Financing.
4.8 (4)	Securities Purchase Agreement, dated as of July 18, 2008, by and among the Company and Blue Ridge Investments, LLC.

4.9 (4)	Registration Rights Agreement, dated as of July 18, 2008, by and among the Company and Blue Ridge Investments, LLC.
31.1	Certification of Principal Executive Officer pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

(1)	Incorporated by reference to the exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on May 26, 2005.
(2)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on June 23, 2008.
(4)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 24, 2008.
(5)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on November 15, 2011.
(6)	Incorporated by reference to our current report on Form 8-K filed with the SEC on March 9, 2012.

* Furnished herewith.
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHENGKAI INNOVATIONS, INC.

Date: November 14, 2012	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer)

Date: November 14, 2012	By:	/s/ Linbin Zhang
Name: Linbin Zhang
Title: Interim Chief Financial Officer
(principal financial and accounting officer)