Form 10-Q
period 2012-12-31
Shengkai Innovations, Inc.
filed 2013-02-07
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares of the Registrant’s common stock outstanding as of February 7, 2013 is 17,196,229 shares of common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2012 AND JUNE 30, 2012
(Stated in US Dollars)

	December 31, 2012	June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$65,072,742	$64,819,870
Restricted cash	-	124,433
Accounts receivable, net	7,717,619	9,388,820
Notes receivable	47,611	167,873
Other receivables (Note 04)	2,896,076	2,879,422
Advances to suppliers	4,821,515	2,339,362
Inventories (Note 05)	2,490,074	2,750,907
Total Current Assets	83,045,637	82,470,687
Property, plant and equipment, net (Note 06)	52,375,750	54,068,143
Land use rights, net (Note 07)	2,508,702	2,533,684
Other intangible assets, net (Note 08)	4,066,795	4,524,058
TOTAL ASSETS	$141,996,884	$143,596,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable (Note 09)	-	124,433
Accounts payable	1,703,349	1,942,262
Advances from customers	446,247	316,020
Other payables and accrued expenses (Note 10)	655,789	899,491
Income tax payable	-	240,438
Total Current Liabilities	2,805,385	3,522,644
Warrant liabilities	226	1,761
Preferred (conversion option) liabilities	498,487	481,128
TOTAL LIABILITIES	$3,304,098	$4,005,533

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2012 AND JUNE 30, 2012
(Stated in US Dollars)

	December 31, 2012	June 30, 2012

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 shares authorized; 1,971,842 and 1,971,842 issued and outstanding as of December 31, 2012 and June 30, 2012, respectively. (Note 12)	$1,971	$1,971
Common stock - $0.001 par value 100,000,000 shares authorized; 17,196,229 and 17,196,071 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively.	17,197	17,197
Additional paid-in capital	72,083,621	71,695,567
Statutory reserves	11,196,604	11,196,604
Retained earnings	43,375,875	45,091,511
Accumulated other comprehensive income	12,017,518	11,588,189
TOTAL STOCKHOLDER’S EQUITY	138,692,786	139,591,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,996,884	$143,596,572

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011

Revenues	$3,920,943	$10,293,828	$8,595,228	$21,304,955
Cost of sales	(2,514,475)	(5,966,161)	(5,415,618)	(12,162,812)
Gross profit	1,406,468	4,327,667	3,179,610	9,142,143
Operating expenses:
Selling expenses	(596,271)	(1,024,253)	(1,206,652)	(2,075,733)
General and administrative expenses	(2,757,901)	(2,040,607)	(3,792,394)	(5,446,642)
Total operating expenses	(3,354,172)	(3,064,860)	(4,999,046)	(7,522,375)
Income from operations	(1,947,704)	1,262,807	(1,819,436)	1,619,768
Other income, net	13,752	40,568	13,752	54,041
Interest income, net	128,784	180,740	257,434	346,682
Changes in fair value of instruments - gain (loss)	4,712	830,085	(15,824)	1,756,722
(Loss) income before income taxes	(1,800,456)	2,314,200	(1,564,074)	3,777,213
Income taxes benefits (expenses) (Note 14)	32,043	(532,116)	(151,562)	(1,050,791)
Net (loss) income	(1,768,413)	1,782,084	(1,715,636)	2,726,422
Foreign currency translation adjustment	694,645	925,698	429,329	2,211,482
Comprehensive (loss) income	$(1,073,768)	$2,707,782	$(1,286,307)	$4,937,904

Basic (loss) earnings per share* (Note 15)	$(0.10)	$0.11	$(0.10)	$0.17

Diluted (loss) earnings per share* (Note 15)	$(0.10)	$0.10	$(0.10)	$0.15

Basic weighted average shares outstanding* (Note 15)	17,196,229	16,638,306	17,196,224	16,506,920

Diluted weighted average shares outstanding* (Note 15)	17,196,229	18,181,990	17,196,224	18,117,452

See accompanying notes to consolidated financial statements

* The earnings per share data and the weighted average shares outstanding for all periods have been retroactively restated to reflect the 1-for-2 reverse stock split effected on March 9, 2012.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	Six months ended December 31,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(1,715,636)	$2,726,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,806,030	1,866,042
Amortization	517,545	510,253
Provision for doubtful accounts	11,015	110,259
(Gain) on disposal of property, plant and equipment	-	(10,584)
Changes in fair value of instruments – (gain) loss	15,824	(1,756,722)
Stock based compensation	388,054	3,168,436
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	1,678,436	6,227,905
Notes receivable	119,860	45,972
Other receivables	(10,648)	31,363
Advances to suppliers	(2,482,116)	(26,318)
Inventories	266,141	(177,693)
Increase (decrease) in liabilities:
Notes payable	(124,209)	(1,139,952)
Accounts payable	41,453	(1,480,002)
Advances from customers	130,317	389,850
Other payables	(182,760)	(1,363,226)
Accruals	(61,993)	(128,055)
Income tax payable	(241,106)	(1,300,673)
Net cash provided by operating activities	156,207	7,693,277
Cash flows from investing activities
Proceeds from disposition of property, plant and equipment	-	(487)
Purchase of property, plant and equipment	(286,214)	(176,591)
Payment of construction in progress	-	(492,277)
Purchase of intangible assets	(20,983)	-
Decrease in restricted cash	124,209	1,139,952
Net cash (used in) provided by investing activities	(182,988)	470,597

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	Six months ended December 31,
	2012	2011

Net (decrease) increase in cash and cash equivalents	$(26,781)	$8,163,874

Effect of exchange rate changes on cash and cash equivalents	279,653	917,989

Cash and cash equivalents–beginning of year	64,819,870	59,870,108

Cash and cash equivalents–end of year	$65,072,742	$68,951,971

Supplementary cash flow information:

Interest received	$257,440	$346,682

Taxes paid	$424,711	$2,351,462

Non-cash transaction:
Preferred stock conversion to common stock	$-	$-
Common stock issuance	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

1.          ORGANIZATION AND PRINCIPAL ACTIVITIES

Shengkai Innovations, Inc. (“SKII”) was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008, SKII has only nominal operations and assets. On October 23, 2008, SKII changed its name from Southern Sauce Company, Inc. to Shengkai Innovations, Inc.

On June 9, 2008, SKII executed a reverse merger with Shen Kun International Limited (“Shen Kun”) by an exchange of shares whereby SKII issued 10,275,000 shares of common stock at $0.001 par value in exchange for all Shen Kun shares. Immediately after the closing of the reverse merger, SKII had a total of 11,056,250 shares of common stock outstanding, with the Shen Kun shareholders (and their assignees) owning approximately 92.9% of the outstanding common stock on a non-diluted basis. Shen Kun became a wholly-owned subsidiary of SKII. (All common stock based data in the financial statements and accompanying notes has been retroactively restated to reflect the Reverse Stock Split effected on March 9, 2012. Please refer to Note 17.)

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of SKII and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of SKII and the historical financial statements of Shen Kun. The 781,250 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd. and Shengkai (Tianjin) Limited for the periods ended December 31, 2012 and 2011.

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

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by SK WFOE, was organized as a corporation under the laws of the PRC on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. It has not started operations as of December 31, 2012.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows - years:

Buildings	20	-	40
Machinery and equipment	3	-	20
Office equipment	3	-	10
Motor vehicles			10

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. The Company has no reserve for inventories for the three and six months ended December 31, 2012 and 2011.

(m)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of nine months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	December 31,	June 30,
	2012	2012
Cash on hand	$998	$3,338
Bank deposits:
China Construction Bank	343	436
Industrial and Commercial Bank of China	31,738	185,596
Bank of China	19,743	168,344
Industrial Bank Co. Ltd.	3,120	86,175
Shanghai Pudong Development Bank	64,954,406	64,248,930
Harbin Bank	14,771	57,149
The Hong Kong and Shanghai Banking Corporation Limited	20,521	20,639
Bank of America	27,102	49,263
	$65,072,742	$64,819,870

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

The summary of fair values of financial instruments as of December 31 and June 30, 2012 are as follows:

December 31, 2012
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$226	$226	3	Black-Scholes
Embedded conversion liability	$498,487	$498,487	3

June 30, 2012
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$1,761	$1,761	3	Black-Scholes
Embedded conversion liability	$481,128	$481,128	3

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Fair value of financial instruments (continued)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2012 and 2011:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Beginning balance: Derivative liabilities	$503,425	$2,223,283	$482,889	$5,950,456
Issuance of derivative warrants	-	-	-	-
Conversion from preferred to common	-	-	-	(2,800,536)
Changes in fair value	(4,712)	(830,085)	15,824	(1,756,722)
Ending balance: Derivative liabilities	$498,713	$1,393,198	$498,713	$1,393,198

(o)	Revenue recognition

Revenue represents the invoiced value of goods sold and is recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller’s price to the buyer is fixed or determinable, and
- Collection is reasonably assured.

There were no sales returns and allowances for the three and six months ended December 31, 2012 and 2011. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

(p)	Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market is also reflected in cost of revenues.

(q)	Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the three and six months ended December 31, 2012 and 2011 were $0.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Warranty expense

The Company generally provides one year warranty to most customers, or in some cases up to one and a half years. Historically warranty expense has been maintained at a very low percentage of sales revenue; therefore the Company does not accrue, but expenses all warranty expenses as incurred under selling expenses. The Company is closely monitoring warranty expense and will start to accrue it as soon as we identify that warranty expense regularly reaches certain percentage of total revenue. Warranty expenses for the three months ended December 31, 2012 and 2011 were $53,659 and $49,431, and for the six months ended December 31, 2012 and 2011 were $106,739 and $91,166, respectively.

(s)	Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the three months ended December 31, 2012 and 2011 were $1,495,032 and $80,562, and for the six months ended December 31, 2012 and 2011 were $1,654,242 and $395,753, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred. The retirement benefit expenses included in general and administrative expenses for the three months ended December 31, 2012 and 2011 were $66,154 and $76,180, and for the six months ended December 31, 2012 and 2011 were $133,256 and $146,170, respectively.

(u)	Share-based compensation

Share-based compensation includes stock options and common stock awards granted to employees and directors for services, and are accounted for under FASB ASC 718 "Compensation - Stock Compensation".

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)) – An Interpretation of FASB Statement No. 109, Accounting for Income Taxes.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At December 31 and June 30, 2012, the Company did not have a liability for unrecognized tax benefits.

(w)	Value-added tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts of VAT recoverable included in other receivables on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at December 31 and June 30, 2012, respectively, which can be used to offset future VAT that is due on sales.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(x)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (“US$” or “$”), while the functional currency of the Company is Renminbi (“RMB”), as determined based on the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 830 “Foreign Currency Matters”.  The consolidated financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and at average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.  The resulting transaction adjustments are recorded as a component of other comprehensive income with in shareholders’ equity.  Gains and losses from foreign currency transactions are included in net income.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

December 31, 2012
Balance sheet	RMB 6.3011 to US$1.00
Statement of operations and comprehensive income (3 months)	RMB 6.2880 to US$1.00
Statement of operations and comprehensive income (6 months)	RMB 6.3040 to US$1.00
June 30, 2012
Balance sheet	RMB 6.3143 to US$1.00
Statement of operations and comprehensive income	RMB 6.3519 to US$1.00

December 31, 2011
Balance sheet	RMB 6.3585 to US$1.00
Statement of operations and comprehensive income (3 months)	RMB 6.3710 to US$1.00
Statement of operations and comprehensive income (6 months)	RMB 6.3892 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(y)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at December 31 and June 30, 2012 amounted to $65,071,744 and $64,816,532, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

On December 31, 2003, Tianjin Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $11,196,604 and $11,196,604 as at December 31 and June 30, 2012, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

In August 2012, the FASB released Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ab)	Recent accounting pronouncements (continued)

In October 2012, FASB issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

3.          CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and accounts receivable as of December 31 and June 30, 2012. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of December 31 and June 30, 2012, almost all the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A and Hong Kong.

For the three and six months ended December 31, 2012 and 2011, more than 90% of the Company’s sales were generated from the PRC. In addition, nearly all accounts receivable as of December 31 and June 30, 2012 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counterparties of the financial instruments fail to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Company does not require collateral from customers or debtors.

For the three and six months ended December 31, 2012 and 2011, there was no single customer who accounts for 10% or more of the Company’s revenue. As at December 31 and June 30, 2012, there was no customer who accounts for 10% or more of the Company’s accounts receivable.

For the three and six months ended December 31, 2012 and 2011, there was no single supplier who accounts for 10% or more of the Company’s purchase. As at December 31 and June 30, 2012, there was no supplier who accounts for 10% or more of the Company’s accounts payable.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

4.          OTHER RECEIVABLES

Other receivables consist of the followings:

	December 31, 2012	June 30, 2012

Advance to employees	$61,875	$61,500
Tender deposits	72,156	141,320
Sundry	1,624	1,620
VAT recoverable	2,728,445	2,674,982
Deferred tax assets	31,976	-
	$2,896,076	$2,879,422

5.          INVENTORIES

Inventories consist of the followings:

	December 31, 2012	June 30, 2012

Finished goods	$797,203	$1,099,922
Work in process	70,580	88,447
Raw materials	1,622,291	1,562,538
	$2,490,074	$2,750,907

6.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	December 31, 2012	June 30, 2012
At cost
Buildings	$42,928,275	$42,838,533
Machinery and equipment	17,674,172	17,637,224
Office equipment	186,101	183,700
Motor vehicles	462,044	461,078
	61,250,592	61,120,535
Less: accumulated depreciation
Buildings	(4,328,437)	(3,361,896
Machinery and equipment	(4,169,937)	(3,356,337
Office equipment	(153,434)	(141,395
Motor vehicles	(223,034)	(192,764
	(8,874,842)	(7,052,392
Property, plant and equipment, net	$52,375,750	$54,068,143

Depreciation expenses included in the cost of sales for the three months ended December 31, 2012 and 2011 were $781,606 and $855,387, and for the six months ended December 31, 2012 and 2011 were $1,562,966 and $1,643,328, respectively. Depreciation expenses included in the general and administrative expenses for the three months ended December 31, 2012 and 2011 were $121,921 and $80,739, and for the six months ended December 31, 2012 and 2011 were $243,064 and $222,714, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

7.          LAND USE RIGHTS

	December 31, 2012	June 30, 2012
Cost of land use rights	$3,028,966	$3,022,635
Less: Accumulated amortization	(520,264)	(488,951
Land use rights, net	$2,508,702	$2,533,684

Amortization expenses for land use rights for the three months ended December 31, 2012 and 2011 were $15,176 and $14,979, and for the six months ended December 31, 2012 and 2011 were $30,262 and $29,836, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2013 (for 2 remaining quarters)	$30,290
2014	60,579
2015	60,579
2016	60,579
2017	60,579
Thereafter	2,236,096
$2,508,702

8.          OTHER INTANGIBLE ASSETS

	December 31, 2012	June 30, 2012
At cost:
Patent rights	$8,093,825	$8,076,905
Software	1,684,093	1,659,634
	9,777,918	9,736,539
Less: Accumulated amortization
Patent rights	(5,098,316)	(4,683,813
Software	(612,807)	(528,668
	(5,711,123)	(5,212,481
Other intangible assets, net	$4,066,795	$4,524,058

Amortization expenses for other intangible assets for the three months ended December 31, 2012 and 2011 were $244,369 and $241,186, and for the six months ended December 31, 2012 and 2011 were $487,282 and $480,417, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2013 (for 2 remaining quarters)	$487,406
2014	974,496
2015	974,336
2016	876,933
2017	420,663
Thereafter	311,978
$4,045,812
Trademark not subject to amortization	20,983
4,066,795

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

9.          NOTES PAYABLE

	December 31, 2012	June 30, 2012
Due July 18, 2012, subsequently repaid on due date	-	6,605
Due August 9, 2012, subsequently repaid on due date	-	117,828
Total	$-	$124,433

All the notes payable are subject to bank charges of 0.05% of the face value on each transaction.  Bank charges for notes payable for the three months ended December 31, 2012 and 2011 were $0 and $0, and for the six months ended December 31, 2012 and 2011 were $0 and $128, respectively.

The interest-free notes payable were secured by $0 and $124,433 restricted cash as of December 31 and June 30, 2012, respectively.

10.        OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2012	June 30, 2012

Commission payable	$97,752	$167,325
Expense payable	90,543	105,122
Sundry PRC taxes payable	105,610	260,999
Sundry	265,955	208,212
Accrual	95,929	157,833
	$655,789	$899,491

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

Number of shares	Exercise price	Contractual term - years

81,893	$ 13.75	3.0

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

12.        PREFERRED STOCK AND WARRANTS ISSUED IN 2008 FINANCING

On June 11, 2008, the Company sold 5,915,526 Preferred Shares and certain Warrants for cash consideration totaling $15 million (the “June 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased pursuant to the Warrants are summarized in the following table:

Series of warrant	Number of shares underlying Warrants	Exercise price	Contractual term - years

Series A	3,549,316	$ 7.04	5.0

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

On July 18, 2008, the Company sold 1,971,842 Preferred Shares and certain Warrants for cash consideration totaling $5 million (the “July 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased pursuant to the Warrants are summarized in the following table:

Series of warrant	Number of shares underlying the Warrants	Exercise price	Contractual term - years

Series A	1,183,106	$ 7.04	5.0

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

As of December 31, 2012, one holder of Preferred Shares had converted all of the 5,915,526 Preferred Shares it acquired in the “June 2008 Financing” into 2,957,763 shares of the Company’s Common Stock. No Warrants have been exercised, forfeited or expired since issuance.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated statement of operations over the requisite service period of the grants. Total compensation expense related to the stock options for the three months ended December 31, 2012 and 2011 were $194,027 and $1,021,468, and for the six months ended December 31, 2012 and 2011 were $388,054 and $2,042,936, respectively, and were recorded as general and administrative expense. As of December 31, 2012, there was $465,487 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 2010 Plan. That cost is expected to be recognized over a weighted average period of 0.6 years. Options to acquire 908,375 shares of Common Stock have vested up to December 31, 2012, out of which 20,000 options vested during the three months then ended.

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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

13.        SHARE-BASED COMPENSATION (CONTINUED)

The above assumptions were used to determine the weighted average grant date fair value of stock options of $11.26 per share for the options granted on March 31, 2010 and June 22, 2010.

A summary of the Company’s stock option activity as of December 31, 2012, and changes during the three months then ended are presented in the following table:

	Number of Shares of Common Stock Underlying Options	Weighted-Average Exercise Price

Outstanding at October 1, 2012	970,063	$14.65
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2012	970,063	$14.65

Vested at December 31, 2012	908,375	$14.77

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares of Common Stock Underlying Outstanding Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares of Common Stock Underlying Exercisable Options	Weighted Average Exercise Price

$16.26	125,063	2.47	$16.26	83,375	$16.26
$6.00	130,000	2.25	$6.00	110,000	$6.00
$15.94	715,000	2.25	$15.94	715,000	$15.94
	970,063	2.28	$14.65	908,375	$14.77

A summary of the status of the Company’s nonvested options as of December 31, 2012, and changes during the three months then ended, are presented below:

	Number of Shares of Common Stock Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at October 1, 2012	81,688	$12.75
Granted	-	-
Vested	20,000	13.38
Forfeited	-	-
Nonvested at December 31, 2012	61,688	$12.55

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. The Company estimates fair value of Common Stock awards based on the number of shares issued and the quoted price of the Company's Common Stock on the date of issuance. That cost is fully recognized in the consolidated statement of operations. Total compensation expense related to the Common Stock awards for the three months ended December 31, 2012 and 2011 was $0 and $0, and for the six months ended December 31, 2012 and 2011 was $0 and $1,125,500, respectively, and were recorded as general and administrative expense.

14.        INCOME TAXES

SKII was incorporated in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands, is not subject to any income tax and conducts all of its business through its PRC subsidiaries and affiliates, SK WFOE, Tianjin Shengkai and Shengkai (Tianjin) Trading Ltd. (see Note 1).

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

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of December 31, 2012, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of December 31, 2012, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, and has not accrued for PRC tax on such basis as of December 31, 2012.  The Company will continue to monitor changes in the interpretation or guidance of this law.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

14.        INCOME TAXES (CONTINUED)

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  A foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There were no such dividends distributed in the three and six months ended December 31, 2012 or 2011.

In April 2010, Tianjin Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the periods through December 31, 2009, we already used income tax rate of 25% to provide and pay for income taxes. We did not record any tax refund receivable as of June 30, 2012 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by relevant tax authority. After January 1, 2010 we used the preferential income tax rate of 15% to provide and pay for income tax expenses. Currently Tianjin Shengkai is in the process of renewing the “high technology” enterprise status. As of the date of this report we are notified by relevant government entities that Tianjin Shengkai has continued to be designated a “high technology” enterprise. Management expects the official approval and relevant certificate to be received by end of the next reporting quarter. Based on common practice as accepted by relevant tax authority, Tianjin Shengkai used the 15% enterprise income tax rate to provide and pay for income tax expenses for the periods from January 1, 2012 through December 31, 2012. Income taxes payable was $0 and $240,438 at December 31 and June 30, 2012, respectively.

Income tax expenses consist of the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Current	$(32,043)	$532,116	$151,562	$1,050,791
Deferred	-	-	-	-
Total	$(32,043)	$532,116	$151,562	$1,050,791

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for the three and six months ended December 31, 2012 and 2011 is as follows:

	For the Three Months Ended December 31,
	2012	2011

Income (loss) before income taxes	$(1,800,456)	$2,314,200
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(1,501,496)	(1,229,882)
Income (loss) before income taxes from Chinese subsidiaries	(298,960)	3,544,082
Income tax expenses (benefits) for Chinese subsidiaries computed at the PRC statutory rate of 25%	(74,740)	886,021
Preferential tax rate effect of 10% on Shengkai for the period	29,896	(354,408)
Permanent difference	12,801	504
	$(32,043)	$532,116

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

14.        INCOME TAXES (CONTINUED)

	For the Six Months Ended December 31,
	2012	2011
Income (loss) before income taxes	$(1,564,074)	$3,777,213
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(2,771,039)	(3,395,938)
Income before income taxes from Chinese subsidiaries	1,206,965	7,173,151
Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	301,741	1,793,288
Preferential tax rate effect of 10% on Shengkai for the period	(120,697)	(717,315)
Permanent difference	(29,482)	(25,182)
	$151,562	$1,050,791

15.        EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to shareholders of Common Stock by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available (attributable) to shareholders of Common Stock by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of Common Stock consist of the Common Stock issuable upon the conversion of convertible debt, preferred stock, stock options and warrants. The Company uses the if-converted method to calculate the dilutive preferred stock and the treasury stock method to calculate the dilutive shares issuable upon exercise of warrants and stock options.

The calculation of the basic and diluted earnings (loss) per share attributable to the shareholders of Common Stock is based on the following data:

	For the Three Months Ended December 31,
	2012	2011
Earnings (loss):
Net (loss) income	$(1,768,413)	$1,782,084
Earnings (loss) for the purpose of basic earnings per share	$(1,768,413)	$1,782,084
Effect of dilutive potential common stock	-	-
Earnings (loss) for the purpose of dilutive earnings per share	$(1,768,413)	$1,782,084
Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	17,196,229	16,638,306
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	-	1,543,684
-Exercise of A Warrants	-	-
-Exercise of options	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	17,196,229	18,181,990
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.10)	$0.11
Dilutive earnings (loss) per share	$(0.10)	$0.10

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

15.        EARNINGS (LOSS) PER SHARE (CONTINUED)

	For the Six Months
	Ended December 31,
	2012	2011
Earnings (loss):
Net (loss) income	$(1,715,636)	$2,726,422
Earnings (loss) for the purpose of basic earnings per share	$(1,715,636)	$2,726,422
Effect of dilutive potential common stock	-	-
Earnings (loss) for the purpose of dilutive earnings per share	$(1,715,636)	$2,726,422
Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	17,196,224	16,506,920
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	-	1,610,532
-Exercise of A Warrants	-	-
-Exercise of options	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	17,196,224	18,117,452
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.10)	$0.17
Dilutive earnings (loss) per share	$(0.10)	$0.15

16.        SEGMENT INFORMATION

The Company is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Substantially all revenues are generated in the PRC and virtually all identifiable assets of the Company are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the three and six months ended December 31, 2012 and 2011 in terms of customers' industry classification is as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Customer industry	2012	2011	2012	2011
Electric power	$340,540	$2,644,785	$1,108,616	$6,149,720
Petrochemical and chemical	3,174,453	7,064,166	6,582,226	13,781,711
Aluminum, metallurgy and others	405,950	584,877	904,386	1,373,524
Total Sales	$3,920,943	$10,293,828	$8,595,228	$21,304,955

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

17.        AMENDMENT TO ARTICLES OF INCORPORATION

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

Because SK WFOE and Tianjin Shengkai’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SK WFOE and Tianjin Shengkai, comparing their business results for the three and six months ended December 31, 2012 to the three and six months ended December 31, 2011.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2012 and 2011

Revenue

About one and a half years ago, because of the heightened suspicions on the integrity of Chinese companies, enquiries into the Company’s business and domestic customers mounted by certain shareholders and interested parties without the Company’s approval or endorsement have resulted in severely damaged relations with some of the Company’s important domestic customers. This has resulted in considerable loss of business since June 2011, and a higher turnover in the Company’s sales agents and representatives. Some of the Company’s other customers have seized this opportunity to demand price cuts from the Company. Meanwhile, some of the Company’s competitors also have seized this opportunity to take away our customers. In addition, in the three months ended December 31, 2012, due to the general economy slowdown in China and particularly the poor operating performance and financial pressure experienced by most of our major customers in the electric power market, business with those customers have become increasingly difficult. Some of our agents/distributors, through whom we sold our products to those end customers in the electric power industry, have even been forced out of business because they could not timely collect accumulated trade receivables from their customers.

As a result, revenue for the three months ended December 31, 2012 decreased by $6,372,885 or 61.9% to $3,920,943 from $10,293,828 for the three months ended December 31, 2011. Total ceramic valves output for the three months ended December 31, 2012 was 730 sets, compared with 1,784 sets for the three months ended December 31, 2011. This is also in line with our previous announcements forecasting the continuation of loss of customers and business in the domestic market, particularly in electric power industry, as a result of the Company’s strategic shifting of business focus.

Unlike previously, the electric power industry contributed significantly less to our revenue, generating approximately 8.7% of total revenue for the three months ended December 31, 2012, compared with 25.7% for the three months ended December 31, 2011. Revenue from the electric power industry was $340,540 for the three months ended December 31, 2012, a decrease of $2,304,245 or 87.1% from $2,644,785 for the comparable period in fiscal 2012.

Revenue from the petrochemical and chemical industry accounted for approximately 81.0% of total revenue for the three months ended December 31, 2012, compared with 68.6% for the three months ended December 31, 2011. The revenue from the petrochemical and chemical industry was $3,174,453 for the three months ended December 31, 2012, a decrease of $3,889,713 or 55.1% from $7,064,166 for the comparable period in fiscal 2012.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 10.4% of total revenue for the three months ended December 31, 2012, compared with 5.7% for the three months ended December 31, 2011. The revenue for other industries was $405,950 for the three months ended December 31, 2012, a decrease of $178,927 or 30.6% from $584,877 for the comparable period in fiscal 2012. Such other industries have not been the Company’s marketing focus because of less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low.

Cost of Sales and Gross Profit

Cost of sales for the three months ended December 31, 2012 was $2,514,475, a decrease of $3,451,686 or 57.9% as compared to $5,966,161 for the three months ended December 31, 2011, primarily due to decline in revenue. The cost of sales as a percentage of revenue increased by approximately 6.1% to 64.1% for the three months ended December 31, 2012 from 58.0% for the comparable period in fiscal 2012.

Gross profit for the three months ended December 31, 2012 was $1,406,468, a decrease of $2,921,199 or 67.5% as compared to $4,327,667 for the three months ended December 31, 2011. The decrease was primarily attributable to decrease in sales volume and decrease in average selling price of the product mix as we sold more lower priced products in this quarter. The gross margin for the three months ended December 31, 2012 was 35.9%, as compared to 42.0% for the comparable period in fiscal 2012. The decrease in gross margin between the two comparable quarters was primarily attributed to the fixed depreciation costs spread over a smaller revenue base, and sales of  more valves with lower profit margin in the product mix for this quarter.

Selling Expenses

Selling expenses for the three months ended December 31, 2012 were $596,271, a decrease of $427,982 or 41.8%, from $1,024,253 for the comparable period in fiscal 2012. The major component of selling expenses was commissions paid to agents for introducing new sales, which was approximately $308,682 for the three months ended December 31, 2012, a decrease of approximately $514,824 or 62.5% from approximately $823,506 for the three months ended December 31, 2011. Selling expenses as a percentage of total sales revenue increased to 15.2% for the three months ended December 31, 2012 from 10.0% for the comparable period in fiscal 2012, partly due to increase in overseas sales and marketing expenses  incurred as a result of the Company’s shifted strategy to explore overseas markets. In addition, certain minor components of selling expenses such as sales staff’s salaries, sales offices’ administrative expenses and after-sale service expenses are flat-rate and did not diminish proportionally to revenue decrease.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended December 31, 2012 were $2,757,901, an increase of $717,294 or 35.2% as compared to $2,040,607 for the comparable period in fiscal 2012. Included in G&A expenses for the three months ended December 31, 2012 was a non-cash charge of $194,027, which was the share-based compensation costs on the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2012 was $1,021,468. G&A expenses (excluding the non-cash items) for the three months ended December 31, 2012 were $2,563,874, an increase of $1,544,735 or 151.6% compared to $1,019,139 for the comparable period in fiscal 2012. The increase in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2012 and 2013 was primarily attributable to an increase in R&D expense of $1,414,470 resulting from development of new products targeting new markets, and in depreciation expense of $41,182.

Changes in Fair Value of Instruments

For the three months ended December 31, 2012, the Company incurred non-cash gain in an aggregate amount of $4,712 related to its issuance of Series A warrants and Series A convertible preferred stock in the private placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended December 31, 2012. Fair value of the instruments was primarily a function of the price and volatility of our common stock. With nearly the same closing prices of common stock as of September 30, 2012 and December 31, 2012, and with similar level for other variables, variation in fair value of the instruments during the three month period was minimal.  For the comparable period in fiscal 2012, the Company recognized a non-cash gain of $830,085 due to the decrease in our stock price over that period. A decrease in our stock price over that period resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period.

Provision for Income Taxes

The income tax benefits for the three months ended December 31, 2012 was $32,043, compared with income tax expense of $532,116 for the comparable period in fiscal 2012. Excluding the share-based compensation cost of $194,027 and the gain of $4,712 from changes in fair value of instruments, adjusted loss before taxes was $1,611,141 for the three months ended December 31, 2012 compared with adjusted income before taxes of $2,505,583 for the comparable period in fiscal 2012, after adjusting for the share-based compensation cost of $1,021,468 and gain of $830,085 from changes in fair value of instruments. The income tax benefit or expense is calculated based on the actual loss or income before taxes and applicable income tax rate for our PRC subsidiary and affiliate, according to the generally accepted accounting principles of PRC. The income tax benefit recognized for the three months ended December 31, 2012 would offset the income tax expenses recognized for previous quarters. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, rather than the standard tax rate of 25%. Currently Tianjin Shengkai is in the process of renewing the “high technology” enterprise status. As of the date of this report we are notified by relevant government authorities that Tianjin Shengkai has continued to be designated a “high technology” enterprise. Management expects the official approval and relevant certificate to be received by end of the next reporting quarter. Based on common practice as accepted by relevant tax authority, Tianjin Shengkai used the 15% enterprise income tax rate to provide and pay for income tax expenses for the periods from January 1, 2012 through December 31, 2012.

Net Income (Loss)

Net loss (per U.S. GAAP) for the three months ended December 31, 2012 was $1,768,413, compared with the net income of $1,782,084 for the comparable period in fiscal 2012. Diluted loss per share was $0.10 compared to the earnings per diluted share of $0.10 in the comparable period in fiscal 2012. During the quarter ended December 31, 2012, the number of diluted shares was 17,196,229 compared with 18,181,990 diluted shares for the comparable period in fiscal 2012.

Excluding the share-based compensation cost of $194,027 and the gain of $4,712  from changes in fair value of instruments, adjusted net loss (non-GAAP) was $1,579,098 for the three months ended December 31, 2012 compared with adjusted net income (non-GAAP) of $1,973,467 for the comparable period in fiscal 2012, after adjusting for the share-based compensation cost of $1,021,468 and gain of $830,085 from changes in fair value of instruments. The decrease was attributable to the factors described above. Non-GAAP loss was $0.09 per diluted share for the quarter ended December 31, 2012 compared with Non-GAAP earnings of $0.11 per diluted share in the comparable period in fiscal 2012.

Comparison of the Six Months Ended December 31, 2012 and 2011

Revenue

About one and a half years ago, because of the heightened suspicions on the integrity of Chinese companies, enquiries into the Company’s business and domestic customers mounted by certain shareholders and interested parties without the Company’s approval or endorsement have resulted in severely damaged relations with some of the Company’s important domestic customers. This has resulted in considerable loss of business since June 2011, and a higher turnover in the Company’s sales agents and representatives. Some of the Company’s other customers have seized this opportunity to demand price cuts from the Company. Meanwhile, some of the Company’s competitors also have seized this opportunity to take away our customers. In addition, in the six months ended December 31, 2012, due to the general economy slowdown in China and particularly the poor operating performance and financial pressure experienced by most of our major customers in the electric power market, business with those customers have become increasingly difficult. Some of our agents/distributors, through whom we sold our products to those end customers in the electric power industry, have even been forced out of business because they could not timely collect accumulated trade receivables from their customers.

As a result, revenue for the six months ended December 31, 2012 decreased by $12,709,727 or 59.7% to $8,595,228 from $21,304,955 for the six months ended December 31, 2011. Total ceramic valves output for the six months ended December 31, 2012 was 1,682 sets, compared with 3,762 sets for the six months ended December 31, 2011. This is also in line with our previous announcements forecasting the continuation of loss of customers and business in the domestic market, particularly in electric power industry, as a result of the Company’s strategic shifting of business focus.

Unlike previously, the electric power industry contributed significantly less to our revenue, generating approximately 12.9% of total revenue for the six months ended December 31, 2012, compared with 28.9% for the six months ended December 31, 2011. Revenue from the electric power industry was $1,108,616 for the six months ended December 31, 2012, a decrease of $5,041,104 or 82.0% from $6,149,720 for the comparable period in fiscal 2012.

Revenue from the petrochemical and chemical industry accounted for approximately 76.6% of total revenue for the six months ended December 31, 2012, compared with 64.7% for the six months ended December 31, 2011. The revenue from the petrochemical and chemical industry was $6,582,226 for the six months ended December 31, 2012, a decrease of $7,199,485 or 52.2% from $13,781,711 for the comparable period in fiscal 2012.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 10.5% of total revenue for the six months ended December 31, 2012, compared with 6.4% for the six months ended December 31, 2011. The revenue for other industries was $904,386 for the six months ended December 31, 2012, a decrease of $469,138 or 34.2% from $1,373,524 for the comparable period in fiscal 2012. Such other industries have not been the Company’s marketing focus because of less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low.

Cost of Sales and Gross Profit

Cost of sales for the six months ended December 31, 2012 was $5,415,618, a decrease of $6,747,194 or 55.5% as compared to $12,162,812 for the six months ended December 31, 2011, primarily due to decline in revenue. The cost of sales as a percentage of revenue increased by approximately 5.9% to 63.0% for the six months ended December 31, 2012 from 57.1% for the comparable period in fiscal 2012.

Gross profit for the six months ended December 31, 2012 was $3,179,610, a decrease of $5,962,533 or 65.2% as compared to $9,142,143 for the six months ended December 31, 2011. The decrease was primarily attributable to decrease in sales volume and decrease in average selling price of the product mix as we sold more lower priced products in this period. The gross margin for the six months ended December 31, 2012 was 37.0%, as compared to 42.9% for the comparable period in fiscal 2012. The decrease in gross margin between the two comparable periods was primarily attributed to the fixed depreciation costs spread over a smaller revenue base, and sales of more valves with lower profit margin in the product mix for the six months ended December 31, 2012.

Selling Expenses

Selling expenses for the six months ended December 31, 2012 were $1,206,652, a decrease of $869,081 or 41.9%, from $2,075,733 for the comparable period in fiscal 2012. The major component of selling expenses was commissions paid to agents for introducing new sales, which was approximately $682,306 for the six months ended December 31, 2012, a decrease of approximately $1,022,090 or 60.0% from approximately $1,704,396 for the six months ended December 31, 2011. Selling expenses as a percentage of total sales revenue increased to 14.0% for the six months ended December 31, 2012 from 9.7% for the comparable period in fiscal 2012, partly due to increase in overseas sales and marketing expenses incurred as a result of the Company’s shifted strategy to explore overseas markets. Additionally, certain minor components of selling expenses such as sales staff’s salaries, sales offices’ administrative expenses and after-sale service expenses are flat-rate and did not diminish proportionally to revenue decrease.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the six months ended December 31, 2012 were $3,792,394, a decrease of $1,654,248 or 30.4% as compared to $5,446,642 for the comparable period in fiscal 2012. Included in G&A expenses for the six months ended December 31, 2012 was a non-cash charge of $388,054, which was the share-based compensation costs on the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2012 was $3,168,436. G&A expenses (excluding the non-cash items) for the six months ended December 31, 2012 were $3,404,340, an increase of $1,126,134 or 49.4% compared to $2,278,206 for the comparable period in fiscal 2012. The decrease in G&A (excluding the non-cash items) expenses over the comparable periods of fiscal 2012 and 2013 was primarily attributable to an increase in R&D expense of $1,258,489 resulting from development of new products targeting new markets, and in depreciation expense of $20,350, offset by decrease in expenses and professional fees incurred for our U.S. capital market-related activities of $158,069.

Changes in Fair Value of Instruments

For the six months ended December 31, 2012, the Company incurred non-cash loss in an aggregate amount of $15,824 related to its issuance of Series A warrants and Series A convertible preferred stock in the private placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the six months ended December 31, 2012. Fair value of the instruments was primarily a function of the price and volatility of our common stock. With nearly the same closing prices of common stock as of June 30, 2012 and December 31, 2012, and with similar level for other variables, a lower volatility of the stock price during the six months ended December 31, 2012 resulted in lower valuation of options and warrants based on the Black-Scholes valuation model, and a lower discount to equity component of the convertible preferred stock. The effect of such lower discount overweighed the effect brought from the Black-Scholes model, hence higher value of the embedded conversion option, which means higher liabilities, and therefore a loss was recognized. For the comparable period in fiscal 2012, the Company recognized a non-cash gain of $1,756,722 due to the decrease in our stock price over that period. A decrease in our stock price over that period resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for the reporting period.

Provision for Income Taxes

Provision for income taxes for the six months ended December 31, 2012 was $151,562, a decrease of $899,229 or 85.6% from $1,050,791 for the comparable period in fiscal 2012. Excluding the $388,054 share-based compensation cost and the $15,824 loss from changes in fair value of instruments, adjusted loss before taxes was $1,160,196 for the six months ended December 31, 2012 compared with income before taxes of $5,188,927 for the comparable period in fiscal 2012, after adjusting for the $3,168,436 share-based compensation cost and $1,756,722 gain from changes in fair value of instruments. The income tax provision is calculated based on the actual income before taxes and applicable income tax rate for our PRC subsidiary and affiliate, according to the generally accepted accounting principles of PRC. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, rather than the standard tax rate of 25%. Currently Tianjin Shengkai is in the process of renewing the “high technology” enterprise status. As of the date of this report we are notified by relevant government authorities that Tianjin Shengkai has continued to be designated a “high technology” enterprise. Management expects the official approval and relevant certificate to be received by end of the next reporting quarter. Based on common practice as accepted by relevant tax authority, Tianjin Shengkai used the 15% enterprise income tax rate to provide and pay for income tax expenses for the periods from January 1, 2012 through December 31, 2012.

Net Income

Net loss (per U.S. GAAP) for the six months ended December 31, 2012 was $1,715,636, compared with net income of $2,726,422 for the comparable period in fiscal 2012. Diluted loss per share was $0.10 compared to earnings of $0.15 per diluted share in the comparable period in fiscal 2012. During the six months ended December 31, 2012, the number of diluted shares was 17,196,224 compared with 18,117,452 diluted shares for the comparable period in fiscal 2012.

Excluding the $388,054 share-based compensation cost and the $15,824 loss from changes in fair value of instruments, adjusted net loss (non-GAAP) was $1,311,758 for the six months ended December 31, 2012 compared with adjusted net income (non-GAAP) of $4,138,136 for the comparable period in fiscal 2012, after adjusting for the $3,168,436 share-based compensation cost and $1,756,722 gain from changes in fair value of instruments. The decrease was attributable to the factors described above. Non-GAAP loss were $0.08 per diluted share for the six months ended December 31, 2012 compared with Non-GAAP earnings of $0.23 per diluted share in the comparable period in fiscal 2012.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the six months ended December 31, 2012 were $64,819,870 and increased to $65,072,742 by the end of the period, an increase of $252,872 or 0.4%.  The increase was primarily attributable to the internal cash flows generated from operations, as well as effects of exchange rate change, offset by investment in fixed and intangible assets.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $156,207 for the six months ended December 31, 2012, a decrease of $7,537,070 or 98.0% from $7,693,277 for the comparable period in fiscal 2012. The adjusted net loss, after deducting the non-cash gain from changes in fair value of instruments and adding back the non-cash share-based compensation cost, was $1,311,758 for the six months ended December 31, 2012, compared with adjusted net income of $4,138,136 for the comparable period in fiscal 2012. The decrease in net cash inflow from operations was primarily attributable to the net loss incurred in the six months ended December 31, 2012 as compared to a net income  for the six months ended December 31, 2011, as well as advance payments totaling $2,482,116 incurred during the six months ended December 31, 2012.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $182,988 for the six months ended December 31, 2012, as compared to $470,597 net cash provided by investing activities for the six months ended December 31, 2011, a decrease in cash inflow of $653,585. The change was primarily attributable to the decrease in release of restricted cash between the two comparison periods.

Net Cash Provided by (Used in) Financing Activities

There was no cash provided by or used in financing activities for the six months ended December 31, 2012 and 2011.

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

As such, we expect that in the immediately following quarter ended March 31, 2013, total revenues would slightly decrease on a quarter-over-quarter basis as we usually experience due to long holidays in China during that quarter, such as the New Year and the Lunar Spring Festival; and major contribution to our sales would continue to be from the petrochemical and chemical industry. Such situation may persist until our marketing and sales efforts on some new customers and projects pay off, and the expansion in the international market picks up meaningfully. Successful penetration into international oil and chemical markets would also require the Company to obtain various certifications, including but not limited to different class API certification, such as API 6A which covers higher pressure valve products, and other firm-specific supplier qualifications, which will take time to go through various application procedures, develop new products and invest in additional or different equipment.

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

In August 2012, the FASB released Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. This ASU amends various SEC paragraphs: (a) pursuant to the issuance of Staff Accounting Bulletin No. 114; (b) pursuant to the issuance of the SEC’s Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB’s Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011; and (c) related to ASU No. 2010-22, Accounting for Various Topics.

In October 2012, FASB issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-05, Statement of Cash Flows (Topic 230). This ASU addresses how cash receipts arising from the sale of certain donated financial assets, such as securities, should be classified in the statement of cash flows of not-for-profit entities (NFPs). Some NFPs classify those cash receipts as investing cash inflows, while other entities classify them as either operating cash inflows or financing cash inflows, consistent with their treatment of inflows arising from cash contributions. The objective of this Update is for an NFP to classify cash receipts from the sale of donated financial assets consistently with cash donations received in the statement of cash flows if those cash receipts were from the sale of donated financial assets that upon receipt were directed without the NFP imposing any limitations for sale and were converted nearly immediately into cash. The amendments in the ASU are effective prospectively for fiscal years, and interim fiscal periods within those years, beginning after June 15, 2013. Retrospective application to all periods presented upon the date of adoption is permitted. Early adoption from the beginning of the fiscal year of adoption is permitted.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and Linbin Zhang, the Company’s Interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended December 31, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2012. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SHENGKAI INNOVATIONS, INC.

Date: February 7, 2013	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer)

Date: February 7, 2013	By:	/s/ Linbin Zhang
Name: Linbin Zhang
Title: Interim Chief Financial Officer
(principal financial and accounting officer)