Form 10-Q
period 2013-03-31
Shengkai Innovations, Inc.
filed 2013-05-15
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the Registrant’s common stock outstanding as of May 15, 2013 is 17,196,229 shares of common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2013 AND JUNE 30, 2012
(Stated in US Dollars)

	March 31, 2013	June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$66,271,537	$64,819,870
Restricted cash	207,201	124,433
Accounts receivable, net	6,468,644	9,388,820
Notes receivable	-	167,873
Other receivables (Note 4)	2,945,488	2,879,422
Advances to suppliers	4,804,119	2,339,362
Inventories (Note 5)	2,343,192	2,750,907
Total Current Assets	83,040,181	82,470,687
Property, plant and equipment, net (Note 6)	51,697,441	54,068,143
Land use rights, net (Note 7)	2,504,288	2,533,684
Other intangible assets, net (Note 8)	3,839,375	4,524,058
TOTAL ASSETS	$141,081,285	$143,596,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable (Note 9)	207,201	124,433
Accounts payable	1,005,471	1,942,262
Advances from customers	604,452	316,020
Other payables and accrued expenses (Note 10)	623,715	899,491
Income tax payable	-	240,438
Total Current Liabilities	2,440,839	3,522,644
Warrant liabilities	89	1,761
Preferred (conversion option) liabilities	589,982	481,128
TOTAL LIABILITIES	$3,030,910	$4,005,533

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2013 AND JUNE 30, 2012
(Stated in US Dollars)

	March 31, 2013	June 30, 2012

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 shares authorized; 1,971,842 and 1,971,842 issued and outstanding; aggregate liquidation preference being $5,000,000 and $5,000,000 as of March 31, 2013 and June 30, 2012, respectively. (Note 12)	$1,971	$1,971
Common stock - $0.001 par value 100,000,000 shares authorized; 17,196,071 and 17,196,071 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively.	17,197	17,197
Additional paid-in capital	72,277,648	71,695,567
Statutory reserves	11,196,604	11,196,604
Retained earnings	41,942,066	45,091,511
Accumulated other comprehensive income	12,614,889	11,588,189
TOTAL STOCKHOLDER’S EQUITY	138,050,375	139,591,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,081,285	$143,596,572

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012

Revenues	$2,962,309	$5,680,510	$11,557,537	$26,985,465
Cost of sales	(2,158,649)	(3,058,282)	(7,574,267)	(15,221,094)
Gross profit	803,660	2,622,228	3,983,270	11,764,371
Operating expenses:
Selling expenses	(704,123)	(727,696)	(1,910,775)	(2,803,429)
General and administrative expenses	(1,566,375)	(2,172,307)	(5,358,769)	(7,618,949)
Total operating expenses	(2,270,498)	(2,900,003)	(7,269,544)	(10,422,378)
(Loss) Income from operations	(1,466,838)	(277,775)	(3,286,274)	1,341,993
Other income, net	2,294	20,802	16,046	74,843
Interest income, net	122,093	371,290	379,527	717,972
Changes in fair value of instruments - (loss) gain	(91,358)	79,808	(107,182)	1,836,530
Income before income taxes	(1,433,809)	194,125	(2,997,883)	3,971,338
Income taxes (Note 14)	-	(297,362)	(151,562)	(1,348,153)
Net (loss) income	(1,433,809)	(103,237)	(3,149,445)	2,623,185
Foreign currency translation adjustment	597,370	881,061	1,026,699	3,092,543
Comprehensive (loss) income	$(836,439)	$777,824	$(2,122,746)	$5,715,728

Basic (loss) earnings per share* (Note 15)	$(0.08)	$(0.01)	$(0.18)	$0.16

Diluted (loss) earnings per share* (Note 15)	$(0.08)	$(0.01)	$(0.18)	$0.14

Basic weighted average shares outstanding* (Note 15)	17,196,229	16,638,307	17,196,226	16,550,398

Diluted weighted average shares outstanding* (Note 15)	17,196,229	16,638,307	17,196,226	18,138,809

See accompanying notes to consolidated financial statements

* The earnings per share data and the weighted average shares outstanding for all periods have been retroactively restated to reflect the 1-for-2 reverse stock split effected on March 9, 2012.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(3,149,445)	$2,623,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,710,561	2,819,280
Amortization	777,284	768,943
Provision for doubtful accounts	128,719	185,531
(Gain) on disposal of property, plant and equipment	-	(10,584)
Changes in fair value of instruments – loss (gain)	107,182	(1,836,530)
Stock based compensation	582,081	4,180,178
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	2,841,429	6,302,473
Notes receivable	167,620	183,875
Other receivables	(47,555)	18,132
Advances to suppliers	(2,444,015)	(213,519)
Inventories	423,555	(332,232)
Increase (decrease) in liabilities:
Notes payable	82,751	(1,394,120)
Accounts payable	(662,935)	(2,887,770)
Advances from customers	286,420	430,011
Other payables	(217,483)	(1,561,822)
Accruals	(62,126)	-
Income tax payable	(241,106)	(1,540,673)
Net cash provided by operating activities	1,282,937	7,734,358
Cash flows from investing activities
Proceeds from disposition of property, plant and equipment	-	(487)
Purchase of property, plant and equipment	(288,092)	(52,973)
Payment of construction in progress	-	(494,230)
Purchase of intangible assets	(20,983)	-
Increase in advances to suppliers for purchase of equipment and construction	-	(132,035)
Decrease/(increase) in restricted cash	(82,751)	1,276,189
Net cash provided by (used in) investing activities	(391,826)	596,464

See accompanying notes to consolidated financial statement

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012
 (Stated in US Dollars)

	Nine Months Ended March 31,
	2013	2012

Net increase (decrease) in cash and cash equivalents	$891,111	$8,330,822

Effect of exchange rate changes on cash and cash equivalents	560,556	1,361,842

Cash and cash equivalents–beginning of year	64,819,870	59,870,108

Cash and cash equivalents–end of year	$66,271,537	$69,562,772

Supplementary cash flow information:

Interest received	$379,551	$717,972

Taxes paid	$424,711	$2,888,824

Non-cash transaction:
Preferred stock conversion to common stock	$-	$-
Common stock issuance	$-	$-

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Shengkai Innovations, Inc. (“SKII”), formerly Southern Sauce Company, was incorporated in the State of Florida on December 8, 2004. Prior to June 9, 2008, SKII has only nominal operations and assets. On October 23, 2008, SKII changed its name from Southern Sauce Company, Inc. to Shengkai Innovations, Inc.

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

The exchange transaction was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations). For financial reporting purposes, this transaction is classified as a recapitalization of SKII and Shen Kun. The accompanying consolidated financial statements were retroactively adjusted to reflect the effects of the recapitalization of the financial statements of SKII and the historical financial statements of Shen Kun. The 781,250 shares of Shengkai Innovations, Inc. outstanding prior to this stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $62,206. The consolidated statements of operations include the results of operations of Tianjin Shengkai Industrial Technology Development Co., Ltd. and Shengkai (Tianjin) Limited for the periods ended March 31, 2013 and 2012.

Shen Kun formed Sheng Kai (Tianjin) Ceramic Valves Co., Ltd., on April 9, 2008 in the People’s Republic of China  (“PRC”) which was renamed to Shengkai (Tianjin) Limited in April 2010 (“SK WFOE”). SK WFOE entered into a series of agreements with Tianjin Shengkai Industrial Technology Development Co., Ltd (“Tianjin Shengkai”) including but not limited to consigned management agreement, technology service agreement, loan agreement, exclusive purchase option agreement, equity pledge agreement, etc. The agreements were entered on May 30, 2008. As a result of entering the abovementioned agreements, SK WFOE is deemed to control Tianjin Shengkai as a variable interest entity as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10 (formerly FASB Interpretation No. 46 (revised March 2003) Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51).

Tianjin Shengkai, our operating entity, was organized as a collective-owned enterprise under the laws of the PRC on June 7, 1994 under the name Tianjin Shengkai Industrial Technology Development Company. On May 6, 1999, Tianjin Shengkai’s business was reorganized as a limited liability company under its current name, Tianjin Shengkai Industrial Technology Development Co., Ltd.

Shengkai (Tianjin) Trading Ltd., which is wholly-owned by SK WFOE, was organized as a corporation under the laws of the PRC on June 25, 2010 with a total registered capital of RMB500,000. Shengkai (Tianjin) Trading Ltd. is primarily engaged in the international trading of non-valve products to better serve the Company’s international customers. It has not started operations as of March 31, 2013.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

* Deemed variable interest entity  (“VIE”) member

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Principles of consolidation (continued)

Pursuant to a restructuring plan intended to ensure compliance with the PRC rules and regulations, on May 30, 2008, SK WOFE entered into a series of contractual arrangements (the “Contractual Arrangements”) with Tianjin Shengkai and/or all of the Shareholders of Tianjin Shengkai as described below:

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Principles of consolidation (continued)

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

Exclusive Purchase Option Agreement
The Exclusive Purchase Option Agreement, among SK WFOE, Tianjin Shengkai, and all of the shareholders of Tianjin Shengkai, provides that Tianjin Shengkai will grant SK WFOE an irrevocable and exclusive right to purchase all or part of Tianjin Shengkai’s assets, and the shareholders of Tianjin Shengkai will grant SK WFOE an irrevocable and exclusive right to purchase all or part of their equity interests in Tianjin Shengkai. Either right may be exercised by SK WFOE in its sole discretion at any time that the exercise would be permissible under PRC law, and the purchase price for SK WFOE’s acquisition of equity or assets will be the lowest price permissible under PRC law. Tianjin Shengkai and its shareholders are required to execute purchase agreements and related documentation within 30 days of receiving notice from SK WFOE that it intends to exercise its right to purchase.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Principles of consolidation (continued)

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

In 2008, SK WOFE invested US$7,153,702 (RMB 49,000,000) in Tianjin Shengkai (“Variable Interest Entity” or “VIE”) based on the loan amount entered into the Loan Agreement between SK WOFE and VIE. This is an implicit arrangement that SK WOFE has provided financial support to the VIE. Besides, SK WOFE had exercised the Consigned Management Service Agreement and Technology Service Agreement, SK WOFE had the operation control and the obligation to absorb loss or right to receive residual gain from VIE. Moreover, the SK WOFE gained control of the Board of Directors of VIE through the exercise of Equity Pledge Agreement. Those are the explicit arrangement that the SK WOFE had exercised actual control of the operation of the VIE.  The SK WOFE also has an option to exercise the Exclusive Purchase Option Agreement in the future to actually control VIE and turned it into direct control subsidiary.

The above five agreements represent interlocking agreements making SK WOFE becomes Primary Beneficiary of the Tianjin Shengkai. This fact and circumstances do not have any change up to the current period. In short, these five agreements met the ASC 810-10-25-5A analysis and the Company concluded that the VIE should be consolidated into the Group financial statements in all aspects.

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Restricted Cash

Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is not available for the Company’s use. The restricted cash is expected to be released within the next six months.

(f) Accounts receivable

Accounts receivable are carried at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. Beginning from the year ended June 30, 2011, the management established the general provisioning policy to make allowance equivalent to 100% of accounts receivable aged over one year. Additional specific provision is made against accounts receivable to the extent which they are considered to be doubtful.

The following table sets forth the aging analysis for accounts receivable as of March 31, 2013 and June 30, 2012, respectively:

	As of March 31, 2013	As of June 30, 2012
Due within 30 days	$1,031,539	$1,696,581
Due from 31 to 90 days	2,147,455	2,844,993
Due from 91 to 180 days	1,816,652	3,257,626
Due from 181 to 360 days	1,472,999	1,589,620
Due over 361 days	228,273	246,685
Total	$6,696,917	$9,635,505

Bad debts are written off when identified after exhaustive efforts at collection. The Company does not accrue interest on accounts receivable. If accounts receivable are provided for, they would be recognized in the consolidated statement of operations within operating expenses.

The Company sells its products to both agents/distributors and end-users. Normally the Company requires payment on delivery for agents/distributors. Usual credit term to end-user customers is about one to three months after receipt and acceptance of goods by customers. 5%-10% of total contract price may be retained from payment until the warranty (usually up to 1.5 years) expires.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Accounts receivable (continued)

The amount of the allowance for doubtful accounts was $228,273 and $246,685 as of March 31, 2013 and June 30, 2012, respectively. An analysis of the allowance for doubtful accounts for the three and nine months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Balance at beginning of period	$85,222	$110,839	$246,685	$175,874

Addition (recovery) of doubtful debt expenses, net	143,051	75,858	(18,412)	10,823

Balance at end of period	$228,273	$186,697	$228,273	$186,697

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

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(l) Inventories

Inventories are stated at lower of cost or net realizable value.  Cost is determined by the weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. The Company has no reserve for inventories for the three and nine months ended March 31, 2013 and 2012.

(m) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. The Company maintains bank accounts in the U.S.A., mainland China and Hong Kong.

	March 31,	June 30,
	2013	2012
Cash on hand	$1,009	$3,338
Bank deposits:
China Construction Bank	307	436
Industrial and Commercial Bank of China	1,442	185,596
Bank of China	26,518	168,344
Industrial Bank Co. Ltd.	79,840	86,175
Shanghai Pudong Development Bank	66,094,891	64,248,930
Harbin Bank	18,504	57,149
The Hong Kong and Shanghai Banking Corporation Limited	20,464	20,639
Bank of America	28,562	49,263
	$66,271,537	$64,819,870

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The summary of fair values of financial instruments as of March 31, 2013 and June 30, 2012  is as follows:

March 31, 2013
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$89	$89	3	Black-Scholes
Embedded conversion liability	$589,982	$589,982	3

June 30, 2012
Instrument	Fair Value	Carrying Value	Level	Valuation Methodology
Derivative warrant liabilities	$1,761	$1,761	3	Black-Scholes
Embedded conversion liability	$481,128	$481,128	3

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Fair value of financial instruments (continued)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2013 and 2012, respectively:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Beginning balance: Derivative liabilities	$498,713	$1,393,198	$482,889	$5,950,456
Issuance of derivative warrants	-	-	-	-
Conversion from preferred to common	-	-	-	(2,800,536)
Changes in fair value	91,358	(79,808)	107,182	(1,836,530)
Ending balance: Derivative liabilities	$590,071	$1,313,390	$590,071	$1,313,390

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

There were no sales returns and allowances for the three and nine months ended March 31, 2013 and 2012. The Company does not provide unconditional right of return, price protection or any other concessions to its customers.

(p) Costs of sales

Cost of sales consists primarily of direct material costs, direct labor cost, direct depreciation and related direct expenses attributable to the production of products.  Write-down of inventory to lower of cost or market is also reflected in cost of revenues.

(q) Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the selling expenses for the three and nine months ended March 31, 2013 and 2012 were $0.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Warranty expense

The Company generally provides one year warranty to most customers, or in some cases up to one and a half years. Historically warranty expense has been maintained at a very low percentage of sales revenue; therefore the Company does not accrue, but expenses all warranty expenses as incurred under selling expenses. The Company is closely monitoring warranty expense and will start to accrue it as soon as we identify that warranty expense regularly reaches certain percentage of total revenue. Warranty expenses for the three months ended March 31, 2013 and 2012 were $75,110 and $60,707, and for the nine months ended March 31, 2013 and 2012 were $181,849 and $151,873, respectively.

(s) Research and development costs

The Company expensed all research and development costs as incurred.  Research and development expenses included in the general and administrative expenses for the three months ended March 31, 2013 and 2012 were $298,738 and $225,344, and for the nine months ended March 31, 2013 and 2012 were $1,952,980 and $621,097 respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of operations as incurred. The retirement benefit expenses included in general and administrative expenses for the three months ended March 31, 2013 and 2012 were $64,743 and $62,715, and for the nine months ended March 31, 2013 and 2012 were $197,999 and $208,885, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The Company uses FASB ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)) – An Interpretation of FASB Statement No. 109, Accounting for Income Taxes.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At March 31, 2013 and June 30, 2012, the Company did not have a liability for unrecognized tax benefits.

(w) Value-added tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws.  The standard value-added tax rate is 17% of the gross sales price and the Company records its revenue net of VAT.  A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products. Therefore, the amounts of VAT recoverable included in other receivables on the balance sheets represent the excess of VAT paid on purchases over the VAT due on sales at March 31, 2013 and June 30, 2012, respectively, which can be used to offset future VAT that is due on sales.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

March 31, 2013
Balance sheet	RMB 6.2741 to US$1.00
Statement of operations and comprehensive income (3 months)	RMB 6.2814 to US$1.00
Statement of operations and comprehensive income (9 months)	RMB 6.3000 to US$1.00
June 30, 2012
Balance sheet	RMB 6.3143 to US$1.00
Statement of operations and comprehensive income	RMB 6.3519 to US$1.00
March 31, 2012
Balance sheet	RMB 6.3185 to US$1.00
Statement of operations and comprehensive income (3 months)	RMB 6.3088 to US$1.00
Statement of operations and comprehensive income (9 months)	RMB 6.3626 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(y) Cash and concentration of risk

Cash includes cash on hand and demand deposits in bank accounts.  Total cash in the banks at March 31, 2013 and June 30, 2012 amounted to $66,270,528 and $64,816,532, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant financial institution risks on its cash in bank accounts. Also see Note 3 for credit risk details.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

On December 31, 2003, Tianjin Shengkai established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves were surplus reserve of $11,196,604 and $11,196,604 as at March 31, 2013 and June 30, 2012, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

In January 2013, FASB issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ab) Recent accounting pronouncements (continued)

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period;

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ab) Recent accounting pronouncements (continued)

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

In March 2013, FASB issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

3. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consists of cash and accounts receivable as of March 31, 2013 and June 30, 2012. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure sound collections and minimize credit losses exposure.

As of March 31, 2013 and June 30, 2012, almost all the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation mandated on obligatory insurance of bank accounts. Relatively small bank deposits were maintained with the banks in the U.S.A. and Hong Kong.

For the three and nine months ended March 31, 2013 and 2012, more than 90% of the Company’s sales were generated from the PRC. In addition, nearly all accounts receivable as of March 31, 2013 and June 30, 2012 also arose in the PRC.

The maximum amount of loss exposure due to credit risk that the Company would bear if the counterparties of the financial instruments fail to perform represents the carrying amount of each financial asset in the balance sheet.

Normally the Company does not require collateral from customers or debtors.

For the three and nine months ended March 31, 2013 and 2012, there was no single customer who accounted for 10% or more of the Company’s revenue. As at March 31, 2013 and June 30, 2012, there was no customer who accounted for 10% or more of the Company’s accounts receivable.

For the three and nine months ended March 31, 2013 and 2012, there was no single supplier who accounted for 10% or more of the Company’s purchase. As at March 31, 2013 and June 30, 2012, there was no supplier who accounted for 10% or more of the Company’s accounts payable.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

4. OTHER RECEIVABLES

Other receivables consist of the followings:

	March 31, 2013	June 30, 2012

Advance to employees	$39,456	$61,500
Tender deposits	112,313	141,320
Sundry	85	1,620
VAT recoverable	2,761,520	2,674,982
Deferred tax assets	32,114	-
	$2,945,488	$2,879,422

5. INVENTORIES

Inventories consist of the followings:

	March 31, 2013	June 30, 2012

Finished goods	$835,724	$1,099,922
Work in process	17,412	88,447
Raw materials	1,490,056	1,562,538
	$2,343,192	$2,750,907

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the followings:

	March 31, 2013	June 30, 2012
At cost
Buildings	$43,113,013	$42,838,533
Machinery and equipment	17,750,231	17,637,224
Office equipment	188,782	183,700
Motor vehicles	464,032	461,078
	61,516,058	61,120,535
Less: accumulated depreciation
Buildings	(4,793,543)	(3,361,896)
Machinery and equipment	(4,626,013)	(3,356,337)
Office equipment	(160,071)	(141,395)
Motor vehicles	(238,990)	(192,764)
	(9,818,617)	(7,052,392)
Property, plant and equipment, net	$51,697,441	$54,068,143

Depreciation expenses included in the cost of sales for the three months ended March 31, 2013 and 2012 were $782,427 and $806,818, and for the nine months ended March 31, 2013 and 2012 were $2,345,393 and $2,450,146, respectively. Depreciation expenses included in the general and administrative expenses for the three months ended March 31, 2013 and 2012 were $122,103 and $146,420, and for the nine months ended March 31, 2013 and 2012 were $365,167 and $369,134, respectively.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

7. LAND USE RIGHTS

	March 31, 2013	June 30, 2012
Cost of land use rights	$3,042,002	$3,022,635
Less: Accumulated amortization	(537,714)	(488,951)
Land use rights, net	$2,504,288	$2,533,684

Amortization expenses for land use rights for the three months ended March 31, 2013 and 2012 were $15,192 and $15,126, and for the nine months ended March 31, 2013 and 2012 were $45,455 and $44,962, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2013 (for 1 remaining quarter)	$15,210
2014	60,840
2015	60,840
2016	60,840
2017	60,840
Thereafter	2,245,718
$2,504,288

8. OTHER INTANGIBLE ASSETS

	March 31, 2013	June 30, 2012
At cost:
Patent rights	$8,128,656	$8,076,905
Software	1,691,251	1,659,634
	9,819,907	9,736,539
Less: Accumulated amortization
Patent rights	(5,323,473)	(4,683,813)
Software	(657,059)	(528,668)
	(5,980,532)	(5,212,481)
Other intangible assets, net	$3,839,375	$4,524,058

Amortization expenses for other intangible assets for the three months ended March 31, 2013 and 2012 were $244,547 and $243,564, and for the nine months ended March 31, 2013 and 2012 were $731,829 and $723,981, respectively.

Amortization expense for the next five fiscal years and thereafter is as follows:

2013 (for 1 remaining quarter)	$244,672
2014	978,689
2015	978,529
2016	880,707
2017	422,474
Thereafter	313,321
$3,818,392
Trademark not subject to amortization	20,983
$3,839,375

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

9. NOTES PAYABLE

	March 31, 2013	June 30, 2012
Due July 30, 2013	79,693	-
Due July 30, 2013	47,816	-
Due July 5, 2013	79,692	-
Due July 18, 2012, subsequently repaid on due date	-	6,605
Due August 9, 2012, subsequently repaid on due date	-	117,828
Total	$207,201	$124,433

All the notes payable are subject to bank charges of 0.05% of the face value on each transaction.  Bank charges for notes payable for the three months ended March 31, 2013 and 2012 were $104 and $62, and for the nine months ended March 31, 2013 and 2012 were $104 and $190, respectively.

The interest-free notes payable were secured by restricted cash of $207,201 and $124,433 as of March 31, 2013 and June 30, 2012, respectively.

10. OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2013	June 30, 2012

Commission payable	$73,970	$167,325
Expense payable	89,502	105,122
Sundry PRC taxes payable	96,726	260,999
Sundry	267,308	208,212
Accrual	96,209	157,833
	$623,715	$899,491

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

11. PUBLIC OFFERINGS AND WARRANTS ISSUED IN 2010 (CONTINUED)

The Company’s functional currency is RMB, whereas the strike price of the Underwriters’ Warrants is denominated in US dollars. According to ASC 815-40-15-7I, if the denominated currency of an equity-linked financial instrument’s strike price is different from the entity’s functional currency, an equity-linked financial instrument is not indexed to the entity’s own stock. ASC 815-40-55-36 illustrates the implementation of the above standard. Therefore, the Company determined that the Underwriters’ Warrants shall not be considered indexed to the entity’s own stock and accordingly records such Underwriters’ Warrants as a liability measured at fair value with changes in fair value recognized in earnings for each reporting period. See Note 2(n).

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

On July 18, 2008, the Company sold 1,971,842 shares of Preferred Shares and certain Warrants for cash consideration totaling $5 million (the “July 2008 Financing”). The exercise price, expiration date and number of shares eligible to be purchased pursuant to the Warrants are summarized in the following table:

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

As of March 31, 2013, one holder of Preferred Shares had converted all of the 5,915,526 Preferred Shares it acquired in the “June 2008 Financing” into 2,957,763 shares of the Company’s Common Stock. No Warrants have been exercised, forfeited or expired since issuance.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. That cost is recognized in the consolidated statement of operations over the requisite service period of the grants. Total compensation expense related to the stock options for the three months ended March 31, 2013 and 2012 were $192,561 and $1,011,742, and for the nine months ended March 31, 2013 and 2012 were $580,614 and $3,054,677, respectively, and were recorded as general and administrative expense. As of March 31, 2013, there was $272,927 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 2010 Plan. That cost is expected to be recognized over a weighted average period of 0.37 years. Options to acquire 908,375 shares of Common Stock have vested up to March 31, 2013, out of which none and 20,000 options vested during the three and nine months then ended, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

13. SHARE-BASED COMPENSATION (CONTINUED)

The above assumptions were used to determine the weighted average grant date fair value of stock options of $11.26 per share for the options granted on March 31, 2010 and June 22, 2010.

A summary of the Company’s stock option activity as of March 31, 2013, and changes during the three months then ended are presented in the following table:

	Number of Shares of Common Stock Underlying Options	Weighted-Average Exercise Price

Outstanding at January 1, 2013	970,063	$14.65
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at March 31, 2013	970,063	$14.65

Vested at March 31, 2013	908,375	$14.77

The following table summarizes information about stock options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares of Common Stock Underlying Outstanding Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares of Common Stock Underlying Exercisable Options	Weighted Average Exercise Price

$16.26	125,063	2.22	$16.26	83,375	$16.26
$6.00	130,000	2.00	$6.00	110,000	$6.00
$15.94	715,000	2.00	$15.94	715,000	$15.94
	970,063	2.03	$14.65	908,375	$14.77

A summary of the status of the Company’s nonvested options as of March 31, 2013, and changes during the three months then ended, are presented below:

	Number of Shares of Common Stock Underlying Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	61,688	$12.55
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2013	61,688	$12.55

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. The Company estimates fair value of Common Stock awards based on the number of shares issued and the quoted price of the Company's Common Stock on the date of issuance. That cost is fully recognized in the consolidated statement of operations. Total compensation expense related to the Common Stock awards for the three months ended March 31, 2013 and 2012 was $0 and $0, and for the nine months ended March 31, 2013 and 2012 was $0 and $1,125,500, respectively, and were recorded as general and administrative expense.

14. INCOME TAXES

SKII is incorporated in the State of Florida whereas its subsidiary, Shen Kun being incorporated in the British Virgin Islands, is not subject to any income tax and conducts all of its business through its PRC subsidiaries and affiliates, SK WFOE, Tianjin Shengkai and Shengkai (Tianjin) Trading Ltd. (see Note 1).

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

In accordance with the New CIT Law, enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC territory are considered PRC resident enterprises and subject to the PRC income tax at the rate of 25% on worldwide income.  The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business process, personnel, accounting and properties of an enterprise.  As of March 31, 2013, no detailed interpretation or guidance has been issued to define “place of effective management”.  Furthermore, as of March 31, 2013, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company’s non-PRC incorporated entities are deemed PRC tax residents, such entities would be subject to PRC tax under the New CIT Law.  The Company has analyzed the applicability of this law, and has not accrued for PRC tax on such basis as of March 31, 2013.  The Company will continue to monitor changes in the interpretation or guidance of this law.

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

14. INCOME TAXES (CONTINUED)

The New CIT Law also imposes a 10% withholding income tax, subject to reduction based on tax treaty where applicable, for dividends distributed by a foreign invested enterprise to its immediate holding company outside China.  Such dividends were exempted from PRC tax under the previous income tax law and regulations.  A foreign invested enterprise is subject to the withholding tax starting from January 1, 2008.  There were no such dividends distributed in the three or nine months ended March 31, 2013 and 2012.

In April 2010, Tianjin Shengkai was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011, of which Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15%.  However, for the periods through December 31, 2009, we already used income tax rate of 25% to provide and pay for income taxes. We did not record any tax refund receivable as of June 30, 2012 as we are not sure whether the refund of the overpaid income tax expenses during the calendar year 2009 would be approved by relevant tax authority. After January 1, 2010 we used the preferential income tax rate of 15% to provide and pay for income tax expenses. In April 2013, Tianjin Shengkai officially received the approval to renew the “high technology” enterprise status and extend the 15% preferential enterprise income tax treatment for another three years. Income taxes payable was $0 and $240,438 at March 31, 2013 and June 30, 2012, respectively.

Income tax expenses consist of the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Current	$-	$297,362	$151,562	$1,348,153
Deferred	-	-	-	-
Total	$-	$297,362	$151,562	$1,348,153

Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% for the three and nine months ended March 31, 2013 and 2012 is as follows:

	For the Three Months Ended March 31,
	2013	2012

Income (loss) before income taxes	$(1,433,809)	$194,125
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(1,298,808)	(1,713,013)
Income (loss) before income taxes from Chinese subsidiaries	(135,001)	1,907,138
Income tax expenses (benefits) for Chinese subsidiaries computed at the PRC statutory rate of 25%	-	476,785
Preferential tax rate effect of 10% on Shengkai for the period	-	(190,714)
Permanent difference	-	11,291
	$-	$297,362

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

14. INCOME TAXES (CONTINUED)

	For the Nine Months Ended March 31,
	2013	2012
Income (loss) before income taxes	$(2,997,883)	$3,971,338
Income (loss) before income taxes from non-Chinese headquarters and subsidiaries	(4,069,848)	(5,108,952)
Income before income taxes from Chinese subsidiaries	1,071,965	9,080,290
Income tax expenses for Chinese subsidiaries computed at the PRC statutory rate of 25%	301,741	2,270,072
Preferential tax rate effect of 10% on Shengkai for the period	(120,697)	(908,029)
Permanent difference	(29,482)	(13,890)
	$151,562	$1,348,153

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

The calculation of the basic and diluted earnings (loss) per share attributable to the shareholders of Common Stock is based on the following data:

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

15.	EARNINGS (LOSS) PER SHARE (CONTINUED)

	For the Three Months
	Ended March 31,
	2013	2012
(Loss):
Net (loss)	$(1,433,809)	$(103,237)
(Loss) for the purpose of basic (loss) per share	$(1,433,809)	$(103,237)
Effect of dilutive potential common stock	-	-
(Loss) for the purpose of dilutive loss per share	$(1,433,809)	$(103,237)
Number of shares:
Weighted average number of common stock for the purpose of basic (loss) per share	17,196,229	16,638,307
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	-	-
-Exercise of A Warrants	-	-
-Exercise of options	-	-
Weighted average number of common stock for the purpose of dilutive (loss) per share	17,196,229	16,638,307
(Loss) per share:
Basic (loss) per share	$(0.08)	$(0.01)
Dilutive (loss) per share	$(0.08)	$(0.01)

	For the Nine Months
	Ended March 31,
	2013	2012
Earnings (loss):
Net (loss) income	$(3,149,445)	$2,623,185
Earnings (loss) for the purpose of basic earnings per share	$(3,149,445)	$2,623,185
Effect of dilutive potential common stock	-	-
Earnings (loss) for the purpose of dilutive earnings per share	$(3,149,445)	$2,623,185
Number of shares:
Weighted average number of common stock for the purpose of basic earnings per share	17,196,226	16,550,398
Effect of dilutive potential common stock
-Conversion of Series A convertible preferred stock	-	1,588,411
-Exercise of A Warrants	-	-
-Exercise of options	-	-
Weighted average number of common stock for the purpose of dilutive earnings per share	17,196,226	18,138,809
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.18)	$0.16
Dilutive earnings (loss) per share	$(0.18)	$0.14

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

15. EARNINGS (LOSS) PER SHARE (CONTINUED)

Diluted shares used in the calculation of the diluted loss per share for the three and nine months ended March 31, 2013 and the three months ended March 31, 2012 represented basic shares. Due to the net loss experienced by the Company in the three and nine months ended March 31, 2013, and in the three months ended March 31, 2012, the inclusion of the potentially dilutive effect of the 985,921,  985,921 and 1,543,684 shares, respectively, of convertible preferred stock in the calculation of actual diluted shares would have resulted in anti-dilution.

16. SEGMENT INFORMATION

The Company is principally engaged in one segment of the manufacturing and selling of ceramic valves in the PRC. Substantially all revenues are generated in the PRC and virtually all identifiable assets of the Company are located in the PRC. Accordingly, no segmental analysis is presented.

A breakdown of the Company's revenues for the three and nine months ended March 31, 2013 and 2012 in terms of customers' industry classification is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Customer industry	2013	2012	2013	2012
Electric power	$518,464	$1,310,214	$1,627,080	$7,459,934
Petrochemical and chemical	2,360,209	3,986,856	8,942,435	17,768,568
Aluminum, metallurgy and others	83,636	383,440	988,022	1,756,963
Total Sales	$2,962,309	$5,680,510	$11,557,537	$26,985,465

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

Because SK WFOE and Tianjin Shengkai’s operations are the only significant operations of the Company and its affiliates, this discussion and analysis focuses on the business results of SK WFOE and Tianjin Shengkai, comparing their business results for the three and nine months ended March 31, 2013 to the three and nine months ended March 31, 2012.

On March 9, 2012, the Company effected a one-for-two reverse stock split of its issued and outstanding common stock. All common stock based data in this quarterly report on Form 10-Q, in the consolidated financial statements and accompanying notes has been retroactively restated to reflect this reverse stock split.

General

SK WFOE and Tianjin Shengkai, the entities through which we run our operations, are prominent ceramic valve manufacturers. We have nearly 19 years of experience and possess a unique method for creating ceramic valves.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue

In the past two years, because of the heightened suspicions on the integrity of Chinese companies, enquiries into the Company’s business and domestic customers mounted by certain shareholders and interested parties without the Company’s approval or endorsement have resulted in severely damaged relations with some of the Company’s important domestic customers. These customers had complained that numerous anonymous calls or visits had seriously disturbed their normal business operations. They also suspected the Company had encountered fatal product quality and safety liability issues, deteriorating financial conditions or legal issues. They further questioned our business integrity and stopped ordering from us. We estimate that such damaged business relations has resulted in loss of business of an aggregate of over $60 million since June 2011, and a higher turnover in the Company’s sales agents and representatives, which in turn undermined our marketing force and customer service. Some of the Company’s other customers have seized this opportunity to demand price cuts from the Company. Meanwhile, some of the Company’s competitors also have seized this opportunity to take away our customers.

In addition, in the past one year or so, due to the general economy slowdown in China and particularly the poor operating performance and financial pressure experienced by most of our major customers in the electric power market, business with those customers have become increasingly difficult. Some of our agents/distributors, through whom we sold our products to those end customers in the electric power industry, have even been forced out of business because they could not timely collect accumulated trade receivables from their customers. We estimate that in the three months ended March 31, 2013, total revenue loss of approximately $9.0 million and $35.5 million, respectively, were attributable to above-mentioned damaged business relations and the economy slowdown in China.

As a result, revenue for the three months ended March 31, 2013 decreased by $2,718,201 or 47.9% to $2,962,309 from $5,680,510 for the three months ended March 31, 2012. Total ceramic valves sold in the three months ended March 31, 2013 was 600 sets, compared with 905 sets in the three months ended March 31, 2012. We estimate decrease in sales volume and average selling price accounted for approximately 61% and 39%, respectively, of the total decrease in revenue for the three months ended March 31, 2013.

Unlike previously, the electric power industry contributed significantly less to our revenue, generating approximately 17.5% of total revenue for the three months ended March 31, 2013, compared with 23.1% for the three months ended March 31, 2012. Revenue from the electric power industry was $518,464 for the three months ended March 31, 2013, a decrease of $791,750 or 60.4% from $1,310,214 for the comparable period in fiscal 2012.

Revenue from the petrochemical and chemical industry accounted for approximately 79.7% of total revenue for the three months ended March 31, 2013, compared with 70.2% for the three months ended March 31, 2012. The revenue from the petrochemical and chemical industry was $2,360,209 for the three months ended March 31, 2013, a decrease of $1,626,647 or 40.8% from $3,986,856 for the comparable period in fiscal 2012.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 2.8% of total revenue for the three months ended March 31, 2013, compared with 6.8% for the three months ended March 31, 2012. The revenue for other industries was $83,636 for the three months ended March 31, 2013, a decrease of $299,804 or 78.2% from $383,440 for the comparable period in fiscal 2012. Such other industries have not been the Company’s marketing focus because of less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2013 was $2,158,649, a decrease of $899,633 or 29.4% as compared to $3,058,282 for the three months ended March 31, 2012, primarily due to decline in revenue. Gross profit for the three months ended March 31, 2013 was $803,660, a decrease of $1,818,568 or 69.4% as compared to $2,622,228 for the three months ended March 31, 2012. The decrease was primarily attributable to decrease in sales volume and decrease in average selling price of the product mix as we sold more lower-end products in this quarter. The gross margin for the three months ended March 31, 2013 was 27.1%, as compared to 46.2% for the comparable period in fiscal 2012. The decrease in gross margin was primarily attributed to the fixed depreciation costs spread over a smaller revenue base, and increase in sales of valves with lower profit margin in the product mix for this quarter.

Selling Expenses

Selling expenses for the three months ended March 31, 2013 were $704,123, a decrease of $23,573 or 3.2%, from $727,696 for the comparable period in fiscal 2012.  Commissions paid to agents for introducing new sales was approximately $235,033 for the three months ended March 31, 2013, a decrease of approximately $219,408 or 48.3% from approximately $454,441 for the three months ended March 31, 2012. Selling expenses as a percentage of total sales revenue increased to 23.8% for the three months ended March 31, 2013 from 12.8% for the comparable period in fiscal 2012, primarily due to increase in overseas sales and marketing expenses  incurred as a result of the Company’s shifted strategy to explore overseas markets. In addition, certain minor components of selling expenses such as sales staff’s salaries, sales offices’ administrative expenses and after-sale service expenses are flat-rate and did not diminish proportionally to revenue decrease.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2013 were $1,566,375, a decrease of $605,932 or 27.9% as compared to $2,172,307 for the comparable period in fiscal 2012. Included in G&A expenses for the three months ended March 31, 2013 was a non-cash charge of $194,027, which was the share-based compensation costs on the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2012 was $1,011,742. G&A expenses (excluding the non-cash items) for the three months ended March 31, 2013 were $1,372,348, an increase of $211,783 or 18.2% compared to $1,160,565 for the comparable period in fiscal 2012. The increase in G&A (excluding the non-cash items) expenses was primarily attributable to the consulting and training fee of approximately $199,000 during the quarter ended March 31, 2013 incurred as a result of ongoing compliance with ISO14000 environment management standards.

Other Income and Interest Income

Other income primarily consists of net income from services or non-valve accessories and government grants. Other income for the three months ended March 31, 2013 was $2,294, a decrease of $18,508 or 89.0% as compared to $20,802 for the comparable period in fiscal 2012. The decrease was primarily attributable to less service income and government grants received in this fiscal quarter.

Interest income primarily refers to the interest earned on cash deposits. Interest income for the three months ended March 31, 2013 was $122,093, a decrease of $249,197 or 67.1% as compared to $371,290 for the comparable period in fiscal 2012. The decrease was primarily attributable to decrease in interest rates on cash deposits in the three months ended March 31, 2013 and decrease in interest on term deposits.

Changes in Fair Value of Instruments

For the three months ended March 31, 2013, the Company incurred non-cash loss in an aggregate amount of $91,358 related to its issuance of Series A warrants and Series A convertible preferred stock in the private placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the three months ended March 31, 2013. Fair value of the instruments was primarily a function of the price of our common stock. An increase in our stock price over the three months resulted in an increase in fair value of the instruments, which are liabilities; hence a loss was recognized for the reporting period. For the comparable period in fiscal 2012, the Company recognized a non-cash gain of $79,808 due to the decrease in our stock price over that period. A decrease in our stock price over that period resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for that reporting period.

Provision for Income Taxes

The income tax expense for the three months ended March 31, 2013 was $0, compared with $297,362 for the comparable period in fiscal 2012. Excluding the share-based compensation cost of $194,027 and the loss of $91,358 from changes in fair value of instruments, adjusted loss before taxes was $1,148,424 for the three months ended March 31, 2013 compared with adjusted income before taxes of $1,126,059 for the comparable period in fiscal 2012, after adjusting for the share-based compensation cost of $1,011,742 and gain of $79,808 from changes in fair value of instruments. The income tax expense is calculated based on the actual loss or income before taxes and applicable income tax rate for our PRC subsidiary and affiliate, according to the generally accepted accounting principles of PRC. The income tax benefit recognized for the three months ended March 31, 2013 would offset the income tax expenses recognized for previous quarters. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, rather than the standard tax rate of 25%. In April 2013, Tianjin Shengkai officially received the approval to renew such “high technology” enterprise status and extend the 15% preferential enterprise income tax treatment for another three years.

Net Income (loss)

Net loss (per U.S. GAAP) for the three months ended March 31, 2013 was $1,433,809, compared with $103,237 for the comparable period in fiscal 2012. Diluted loss per share was $0.08 compared to $0.01 in the comparable period in fiscal 2012. During the quarter ended March 31, 2013, the number of diluted shares was 17,196,229 compared with 16,638,307 diluted shares for the comparable period in fiscal 2012.

Excluding the $194,027 share-based compensation cost and the $91,358 loss from changes in fair value of instruments, adjusted net loss (non-GAAP) was $1,148,424 for the three months ended March 31, 2013 compared with adjusted net income (non-GAAP) of $828,697 for the comparable period in fiscal 2012, after adjusting for the $1,011,742 share-based compensation cost and $79,808 gain from changes in fair value of instruments. The decrease was attributable to the factors described above. Non-GAAP loss was $0.07 per diluted share for the quarter ended March 31, 2013 compared with Non-GAAP earnings of $0.05 per diluted share in the comparable period in fiscal 2012.

Comparison of the Nine Months Ended March 31, 2013 and 2012

Revenue

In the past two years, because of the heightened suspicions on the integrity of Chinese companies, enquiries into the Company’s business and domestic customers mounted by certain shareholders and interested parties without the Company’s approval or endorsement have resulted in severely damaged relations with some of the Company’s important domestic customers. These customers had complained that numerous anonymous calls or visits had seriously disturbed their normal business operations. They also suspected the Company had encountered fatal product quality and safety liability issues, deteriorating financial conditions or legal issues. They further questioned our business integrity and stopped ordering from us. We estimate that such damaged business relations has resulted in loss of business of an aggregate of over $60 million since June 2011, and a higher turnover in the Company’s sales agents and representatives, which in turn undermined our marketing force and customer service. Some of the Company’s other customers have seized this opportunity to demand price cuts from the Company. Meanwhile, some of the Company’s competitors also have seized this opportunity to take away our customers.

In addition, in the past one year or so, due to the general economy slowdown in China and particularly the poor operating performance and financial pressure experienced by most of our major customers in the electric power market, business with those customers have become increasingly difficult. Some of our agents/distributors, through whom we sold our products to those end customers in the electric power industry, have even been forced out of business because they could not timely collect accumulated trade receivables from their customers. We estimate that in the nine months ended March 31, 2013 total revenue loss of approximately $30.0 million and $44.6 million, respectively, were attributable to above-mentioned damaged business relations and the economy slowdown in China.

As a result, revenue for the nine months ended March 31, 2013 decreased by $15,427,928 or 57.2% to $11,557,537 from $26,985,465 for the nine months ended March 31, 2012. Total ceramic valves sold in the nine months ended March 31, 2013 was 2,282 sets, compared with 4,667 sets in the nine months ended March 31, 2012. We estimate that decrease in volume sold and average selling price accounted for approximately 80% and 20%, respectively, of the total decrease in revenue for the nine months ended March 31, 2013.

Unlike previously, the electric power industry contributed significantly less to our revenue, generating approximately 14.1% of total revenue for the nine months ended March 31, 2013, compared with 27.6% for the nine months ended March 31, 2012. Revenue from the electric power industry was $1,627,080 for the nine months ended March 31, 2013, a decrease of $5,832,854 or 78.2% from $7,459,934 for the comparable period in fiscal 2012.

Revenue from the petrochemical and chemical industry accounted for approximately 77.4% of total revenue for the nine months ended March 31, 2013, compared with 65.8% for the nine months ended March 31, 2012. The revenue from the petrochemical and chemical industry was $8,942,435 for the nine months ended March 31, 2013, a decrease of $8,826,133 or 49.7% from $17,768,568 for the comparable period in fiscal 2012.

Revenue from other industries, including the aluminum and metallurgy industries, accounted for approximately 8.5% of total revenue for the nine months ended March 31, 2013, compared with 6.5% for the nine months ended March 31, 2012. The revenue for other industries was $988,022 for the nine months ended March 31, 2013, a decrease of $768,941 or 43.8% from $1,756,963 for the comparable period in fiscal 2012. Such other industries have not been the Company’s marketing focus because of less educated and lower quality customer base and less promising future prospects in terms of potential market size, selling price and profit margin. Revenue from these industries has remained low.

Cost of Sales and Gross Profit

Cost of sales for the nine months ended March 31, 2013 was $7,574,267, a decrease of $7,646,827 or 50.2% as compared to $15,221,094 for the nine months ended March 31, 2012, primarily due to decline in revenue. Gross profit for the nine months ended March 31, 2013 was $3,983,270, a decrease of $7,781,101 or 66.1% as compared to $11,764,371 for the nine months ended March 31, 2012. The decrease was primarily attributable to decrease in sales volume and decrease in average selling price of the product mix as we sold more lower-end products in this period. The gross margin for the nine months ended March 31, 2013 was 34.5%, as compared to 43.6% for the comparable period in fiscal 2012. The decrease in gross margin between the two comparable periods was primarily attributed to the fixed depreciation costs spread over a smaller revenue base, and increase in sales of valves with lower profit margin in the product mix for the nine months ended March 31, 2013.

Selling Expenses

Selling expenses for the nine months ended March 31, 2013 were $1,910,775, a decrease of $892,654 or 31.8%, from $2,803,429 for the comparable period in fiscal 2012. Commissions paid to agents for introducing new sales was approximately $917,339 for the nine months ended March 31, 2013, a decrease of approximately $1,241,498 or 57.5% from approximately $2,158,837 for the nine months ended March 31, 2012. Selling expenses as a percentage of total sales revenue increased to 16.5% for the nine months ended March 31, 2013 from 10.4% for the comparable period in fiscal 2012, primarily due to increase in overseas sales and marketing expenses incurred as a result of the Company’s shifted strategy to explore overseas markets. Additionally, certain minor components of selling expenses such as sales staff’s salaries, sales offices’ administrative expenses and after-sale service expenses are flat-rate and did not diminish proportionally to revenue decrease.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the nine months ended March 31, 2013 were $5,358,769, a decrease of $2,260,180 or 29.7% as compared to $7,618,949 for the comparable period in fiscal 2012. Included in G&A expenses for the nine months ended March 31, 2013 was a non-cash charge of $582,081, which was the share-based compensation costs on the options to independent directors, management and key employees issued in March and June, 2010, under the Company’s 2010 Incentive Stock Plan. The non-cash share-based compensation costs included in the G&A expenses for the comparable period in fiscal 2012 was $4,180,178. G&A expenses (excluding the non-cash items) for the nine months ended March 31, 2013 were $4,776,688, an increase of $1,337,917 or 38.9% compared to $3,438,771 for the comparable period in fiscal 2012. The increase in G&A (excluding the non-cash items) expenses was primarily attributable to an increase in R&D expense of $1,331,883 resulting from development of new products targeting new markets, and the consulting and training fee of approximately $199,000 during the quarter ended March 31, 2013 incurred as a result of ongoing compliance with ISO14000 environment management standards, offset by decrease of $210,514 in expenses and professional fees incurred for our U.S. capital market-related activities.

Other Income and Interest Income

Other income primarily consists of net income from services or non-valve accessories and government grants. Other income for the nine months ended March 31, 2013 was $16,046, a decrease of $58,797 or 78.6% as compared to $74,843 for the comparable period in fiscal 2012. The decrease was primarily attributable to less service income and government grants received in the nine months in this fiscal year. In the comparable period in fiscal 2012, the Company received from local government grants of an aggregate of approximately $44,000 to support its energy conservation project and encourage its technology improvement, new product development and overseas market development.

Interest income primarily refers to the interest earned on cash deposits. Interest income, for the nine months ended March 31, 2013 was $379,527, a decrease of $338,445 or 47.1% as compared to $717,972 for the comparable period in fiscal 2012. The decrease was primarily attributable to decrease in interest rates on cash deposits in the three months ended March 31, 2013 and decrease in interest on term deposits.

Changes in Fair Value of Instruments

For the nine months ended March 31, 2013, the Company incurred non-cash loss in an aggregate amount of $107,182 related to its issuance of Series A warrants and Series A convertible preferred stock in the private placements in June and July, 2008, as well as issuance of warrants to underwriters in the public offerings in November and December 2010, pursuant to provision of FASB ASC Topic 815, “Derivative and Hedging” (“ASC 815”). The accounting treatment of the warrants resulted from the difference between the Company's functional currency in Renminbi and the denominated currency of the strike price of the warrants in U.S. dollars. The accounting treatment of the preferred stock resulted from a down-round provision providing anti-dilution protection to the preferred stockholders. Both warrants and the embedded conversion option of Series A convertible preferred stock are recorded as liabilities measured at fair value with changes in their fair value recognized in earnings for the nine months ended March 31, 2013. Fair value of the instruments was primarily a function of the price of our common stock as well as its volatility. An increase in our stock price over the nine months resulted in an increase in fair value of the instruments, which are liabilities. In addition, a lower volatility of the stock price during the nine-month period resulted in lower valuation of options and warrants based on the Black-Scholes valuation model, and a lower discount to equity component of the convertible preferred stock; the effect of such lower discount overweighed the effect brought from the Black-Scholes model, hence higher value of the embedded conversion option, which means higher liabilities. Both factors caused the loss recognized during the nine-month period. For the comparable period in fiscal 2012, the Company recognized a non-cash gain of $1,836,530 due to the decrease in our stock price over that period. A decrease in our stock price over that period resulted in a decrease in fair value of the instruments, which are liabilities; hence a gain was recognized for that reporting period.

Provision for Income Taxes

Provision for income taxes for the nine months ended March 31, 2013 was $151,562, a decrease of $1,196,591 or 88.8% from $1,348,153 for the comparable period in fiscal 2012. Excluding the $582,081 share-based compensation cost and the $107,182 loss from changes in fair value of instruments, adjusted loss before taxes was $2,308,620 for the nine months ended March 31, 2013 compared with income before taxes of $6,314,986 for the comparable period in fiscal 2012, after adjusting for the $4,180,178 share-based compensation cost and $1,836,530 gain from changes in fair value of instruments. The income tax provision is calculated based on the actual income before taxes and applicable income tax rate for our PRC subsidiary and affiliate, according to the generally accepted accounting principles of PRC. In April 2010, Tianjin Shengkai, the Company’s operating entity in Tianjin, PRC, was awarded the status of “high technology” enterprise for the calendar years 2009 through 2011. Hence Tianjin Shengkai enjoys a preferential enterprise income tax rate of 15% starting from January 1, 2010 through December 31, 2011, rather than the standard tax rate of 25%. In April 2013, Tianjin Shengkai officially received the approval to renew such “high technology” enterprise status and extend the 15% preferential enterprise income tax treatment for another three years.

Net Income (Loss)

Net loss (per U.S. GAAP) for the nine months ended March 31, 2013 was $3,149,445, compared with the net income of $2,623,185 for the comparable period in fiscal 2012. Diluted loss per share was $0.18 compared to earnings of $0.14 per diluted share in the comparable period in fiscal 2012. During the nine months ended March 31, 2013, the number of diluted shares was 17,196,226 compared with 18,138,809 diluted shares for the comparable period in fiscal 2012.

Excluding the $582,081 share-based compensation cost and the $107,182 loss from changes in fair value of instruments, adjusted net loss (non-GAAP) was $2,460,182 for the nine months ended March 31, 2013 compared with adjusted net income (non-GAAP) of $4,966,833 for the comparable period in fiscal 2012, after adjusting for the $4,180,178 share-based compensation cost and $1,836,530 gain from changes in fair value of instruments. The decrease was attributable to the factors described above. Non-GAAP loss was $0.14 per diluted share for the nine months ended March 31, 2013 compared with Non-GAAP earnings of $0.27 per diluted share in the comparable period in fiscal 2012.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a U.S. GAAP basis, in this report, we provided non-U.S. GAAP ("non-GAAP") financial information that excludes the impact of non-cash items of i) share-based compensation costs related to the stock options and stock awards granted to advisors, independent directors and management staff, and ii) changes in the fair value of instruments as a result of adoption on July 1, 2009 of FASB ASC Topic 815, "Derivative and Hedging" ("ASC 815"). We believe that these non-GAAP measures, namely adjusted income before taxes, adjusted net income/loss and non-GAAP diluted earnings/loss per share, provide investors with a better understanding of how the results relate to our current and historical performance. The additional non-GAAP information is not meant to be considered in isolation or as a substitute for the financials presented on a GAAP basis. The non-GAAP financial information that we provide also may differ from the non-GAAP information provided by other companies. We believe that these non-GAAP financial measures are useful to investors because they exclude non-cash expenses we exclude when we internally evaluate the performance of our business and make operating decisions, including internal budgeting and performance measurement, because these measures provide a consistent method of comparison to historical periods. Moreover, we believe that these non-GAAP measures reflect our essential operating activities. In addition, the provision of these non-GAAP measures allows investors to evaluate our performance using the same methodology and information as that used by our management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measures. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents at the beginning of the nine months ended March 31, 2013 were $64,819,870 and increased to $66,271,537 by the end of the period, an increase of $1,451,667 or 2.2%.  The increase was primarily attributable to the internal cash flows generated from operations, as well as effects of exchange rate change, offset by investment in fixed and intangible assets.

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

We keep most of our cash in Renminbi in form of call deposits at banks in China. Call deposit has no definite term, but requires depositor to pre-notify the bank of the date and amount of withdrawal. 7-day call deposit had an interest rate ranging from 0.385% to 1.265% per annum in the three and nine months ended March 31, 2013.

Currently we are experiencing downturns in our business as well as in the transition period of seeking new business opportunities. We cannot forecast for sure the length of such transition period. We need to preserve cash to ensure the Company will survive in the event that the macro economy remains slow or deteriorates, and our business keeps running at a low level. On the other hand, once we find a promising opportunity that would turn our operations around and boom our business, we may expect to incur significant amount of investment in R&D, qualification, marketing, capital expenditures or other forms, within a short time to grasp the opportunity. As other sources of financing such as equity or debt financing is difficult in the current circumstances, it is necessary to maintain sufficient cash balances for potential business opportunities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,282,937 for the nine months ended March 31, 2013, a decrease of $6,451,421 or 83.4% from $7,734,358 for the comparable period in fiscal 2012. The decrease in net cash inflow from operations was primarily attributable to the net loss for the nine months ended March 31, 2013 as compared to the net income for the nine months ended March 31, 2012.

Our operation required less working capital during the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012.

-
Decrease in inventory contributed approximately $0.4 million cash flow during the nine months ended March 31, 2013, primarily due to slowdown of our business, compared with approximately $0.3 million cash used in comparable period in fiscal 2012 due to increase of inventory.

-
Notes were usually used to pay construction contractors or equipment suppliers in fiscal 2011 and before when the Company had significant capital expenditures. There was no significant change in notes payable during the nine months ended March 31, 2013 given that the Company no longer had significant capital expenditures, compared with approximately $1.4 million cash outflow due to significant decrease in note payable for the comparable period in fiscal 2012.

-
Accounts payables decreased in both comparison periods primarily due to slowdown of business operation, generating cash outflow of approximately $0.7 million and $2.9 million, respectively, in the nine months ended March 31, 2013 and 2012.

-	Likewise, other payables decreased in both comparison periods, bringing cash outflow of approximately $0.2 million and $1.6 million, respectively, in the nine months ended March 31, 2013 and 2012.
-
Income tax expenses and amounts payable have been decreasing because of decreasing taxable income as a result of slowdown of business, resulting in cash outflow of approximately $0.2 million and $1.5 million, respectively, in the nine months ended March 31, 2013 and 2012.

On the other hand,

-
Accounts receivables decreased as a result of decrease in sales revenue during the nine months ended March 31, 2013, primarily due to slowdown of our business, providing cash flow of approximately $2.8 million; while during the comparable period in fiscal 2012 decrease in accounts receivable provided an even higher cash flow of approximately $6.3 million, also primarily due to slowdown of business and thus decrease in sales.

-
Advances to suppliers increased by approximately $2.4 million during the nine months ended March 31, 2013, representing approximately an increase of $2.2 million in cash consumption than in the comparable period in fiscal 2012. This $2.4 million incremental during the nine months ended March 31, 2013 mainly included advance payments of approximately $0.8 million for purchase of patented technology, approximately $0.5 million for upgrade of valve testing system, approximately $0.5 million for maintenance of buildings, and approximately $0.6 million for purchase of a numerical control cutting machine.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $391,826 for the nine months ended March 31, 2013, as compared to $596,464 net cash provided by investing activities for the nine months ended March 31, 2012, a decrease in cash inflow of $988,290. The change was primarily attributable to the decrease in release of restricted cash in the nine months ended March 31, 2013.

Net Cash Provided by (Used in) Financing Activities

There was no cash provided by or used in financing activities for the nine months ended March 31, 2013 and 2012.

Trends

In response to the business disruptions and changes in the global ceramic valves industry as well as in PRC’s economic conditions as described earlier, management of the Company has decided to gradually phase out its less profitable domestic market segments including the electric power market and focus on expanding its presence in the more profitable domestic and foreign oil and chemical industries where ceramic valve products typically command higher prices. The Company has increased its product sales price since fiscal 2012 to match industry levels and to reflect its superior product quality. The Company has also been making efforts to streamline operations through headcount reduction and other cost-saving measures to conserve capital and reduce the impact of revenue loss. Finally, the Company will continue to leverage its self-developed ceramic material technologies to continue in-house and joint research and development of innovative and superior-performance products for the international oil and chemical markets and commit its resources to expanding the acceptance of its products overseas.

As such, we expect that in the immediately following quarter ending June 30, 2013, total revenues would remain flat on a quarter-over-quarter basis; and major contribution to our sales would continue to be from the petrochemical and chemical industry. Such situation may persist until our marketing and sales efforts on some new customers and projects pay off, and the expansion in the international market picks up meaningfully. Successful penetration into international oil and chemical markets would also require the Company to obtain various certifications, including but not limited to different class API certification, such as API 6A which covers higher pressure valve products, and other firm-specific supplier qualifications, which will take time to go through various application procedures, develop new products and invest in additional or different equipment.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

VIE Structure

Our VIE corporate structure was set up under the PRC laws in order to consolidate the operations of Tianjin Shengkai, our VIE, in the PRC. It is very common for foreign companies to have VIE arrangements with the PRC companies. Our VIE arrangements allow us, through SK WFOE, to substantially influence our VIE’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control our VIE and operate our business in the PRC through our VIE, we are considered the primary beneficiary of our VIE.

We believe our contractual arrangements with Tianjin Shengkai, our VIE, as described in this report, are in compliance with existing PRC laws, rules and regulations and legally enforceable. However, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and the PRC government authorities may ultimately take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons, which could limit the Company’s ability to enforce these contractual arrangements and may result in deconsolidation of our VIE.

Additionally, the VIE agreements may not be as effective in providing us with control over our VIE as direct ownership. If our VIE or its shareholders fail to perform the obligations under the VIE agreements, we would be required to resort to legal remedies available under the PRC laws, including seeking specific performance or injunctive relief, or claiming damages. Such remedies may not provide us with effective means of causing our VIE to meet its obligations, or recovering any losses or damages as a result of non-performance. Under these circumstances, there is a possibility of deconsolidation of our VIE.

Restricted Net Assets

Statutory Reserve

As all of the Company’s business operations are now conducted through its PRC subsidiary, SK WFOE, and the VIE, Tianjin Shengkai, the Company’s ability to pay dividends is primarily dependent on receiving distributions of funds from SK WFOE and Tianjin Shengkai. Relevant PRC statutory laws and regulations permit payments of dividends by SK WFOE and Tianjin Shengkai only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of SK WFOE and Tianjin Shengkai included in the Company’s consolidated net assets are also nondistributable for dividend purposes.

In accordance with the PRC regulations on Enterprises with Foreign Investment, a wholly foreign-owned enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly foreign-owned enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. SK WFOE is subject to the above mandated restrictions on distributable profits. As it is in loss every year, SK WFOE’s reserve has not reached 50% of its registered capital.

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide a statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for a discretionary surplus reserve, at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Tianjin Shengkai is subject to the above mandated restrictions on distributable profits. Tianjin Shengkai has stopped allocating funds to its statutory reserve as the reserve reached 50% of its registered capital.

As a result of these PRC laws and regulations, SK WFOE and Tianjin Shengkai are restricted in their ability to transfer a portion of their net assets to the Company. As of March 31, 2013, restricted net assets in the aggregate, which includes paid-in capital and statutory reserve funds of SK WFOE and Tianjin Shengkai that are included in the Company’s consolidated net assets, were approximately $55.0 million.

Withholding Tax

The New PRC Enterprise Income Tax (“EIT”) Law, which was effected on January 1, 2008, also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous EIT law. SK WFOE is subject to the withholding requirement of the EIT Law.

Foreign Exchange Regulation

The ability of the Company’s PRC subsidiaries to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations.

Foreign currency exchange regulation in China is primarily governed by the following rules:

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Currently, under the Administration Rules, Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (the “SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like SK WFOE that need foreign exchange for the distribution of profits to its shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

Although the current Exchange Rules allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. The Company cannot be sure that it will be able to obtain all required conversion approvals for its operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Currently, most of the Company’s retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit the Company’s ability to use its retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

As of March 31, 2013, there were approximately $86.3 million retained earnings in the aggregate, which were generated by Tianjin Shengkai in Renminbi included in the Company’s consolidated net assets that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit SK WFOE and Tianjin Shengkai’s ability to make dividends or other payments in U.S. dollars to the Company.

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

* Deemed variable interest entity (“VIE”) member

Pursuant to a restructuring plan intended to ensure compliance with the PRC rules and regulations, on May 30, 2008, SK WOFE entered into a series of contractual arrangements (the “Contractual Arrangements”) with Tianjin Shengkai and/or all of the shareholders of Tianjin Shengkai as described below:

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

Exclusive Purchase Option Agreement
The Exclusive Purchase Option Agreement, among SK WFOE, Tianjin Shengkai, and all of the shareholders of Tianjin Shengkai, provides that Tianjin Shengkai will grant SK WFOE an irrevocable and exclusive right to purchase all or part of Tianjin Shengkai’s assets, and the shareholders of Tianjin Shengkai will grant SK WFOE an irrevocable and exclusive right to purchase all or part of their equity interests in Tianjin Shengkai. Either right may be exercised by SK WFOE in its sole discretion at any time that the exercise would be permissible under PRC law, and the purchase price for SK WFOE’s acquisition of equity or assets will be the lowest price permissible under PRC law. Tianjin Shengkai and its shareholders are required to execute purchase agreements and related documentation within 30 days of receiving notice from SK WFOE that it intends to exercise its right to purchase.

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

In 2008, SK WOFE invested US$7,153,702 (RMB 49,000,000) in Tianjin Shengkai (“Variable Interest Entity” or “VIE”) based on the loan amount entered into the Loan Agreement between SK WOFE and VIE. This is an implicit arrangement that SK WOFE has provided financial support to the VIE. Besides, SK WOFE had exercised the Consigned Management Service Agreement and Technology Service Agreement, SK WOFE had the operation control and the obligation to absorb loss or right to receive residual gain from VIE. Moreover, the SK WOFE gained control of the Board of Directors of VIE through the exercise of Equity Pledge Agreement. Those are the explicit arrangement that the SK WOFE had exercised actual control of the operation of the VIE.  The SK WOFE also has an option to exercise the Exclusive Purchase Option Agreement in the future to actually control VIE and turned it into direct control subsidiary.

The above five agreements represent interlocking agreements making SK WOFE becomes Primary Beneficiary of the Tianjin Shengkai. This fact and circumstances do not have any change up to the current period. In short, these five agreements met the ASC 810-10-25-5A analysis and the Company concluded that the VIE should be consolidated into the Group financial statements in all aspects.

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

In January 2013, FASB issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period;

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted.

In March 2013, FASB issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Wang Chen, the Company’s Chief Executive Officer (“CEO”), and Linbin Zhang, the Company’s Interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2013. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2013. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SHENGKAI INNOVATIONS, INC.

Date: May 15, 2013	By:	/s/ Wang Chen
Name: Wang Chen
Title: Chief Executive Officer
(principal executive officer)

Date: May 15, 2013	By:	/s/ Linbin Zhang
Name: Linbin Zhang
Title: Interim Chief Financial Officer
(principal financial and accounting officer)