Form 10-K/A
period 2012-06-30
Shengkai Innovations, Inc.
filed 2013-06-27
CIK 1327364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment No. 1”) on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the Securities and Exchange Commission on September 20, 2012 (the “Original Filing”). This Amendment No. 1 amends the Original Filing as follows:

•	Added the risk factor concerning the risk related to the lack of inspections on the audit work and practices of our auditor by PCAOB;
•	Added disclosure regarding use of NON-GAAP financial measures;
•	Added discussion regarding cash deposits under Liquidity and Capital Resources;
•	Included disclosure on cash flows generated from contractual arrangements with our VIE and restrictions on these cash flows;
•
Added discussion on risks and uncertainties regarding our ability to consolidate our VIE via contractual arrangements under Management’s Discussion and Analysis of Financial Condition (“MDA”) and Results of Operations and Note 2 to our financial statements;

•	Included “impairment of long-lived assets” as a critical accounting policy under MDA;
•	Included a revised audit report that contains the comparative financial statements as of and for the year ended June 30, 2011;
•	Revised our balance sheets to disclose the aggregate liquidation preference of our preferred stock;
•	Revised our statement of stockholders’ equity to retroactively reflect the reverse stock split for all periods presented;
•	Added disclosure regarding accounts receivable under Note 2 to financial statements;
•	Revised disclosure regarding cash and cash equivalents under Note 2 to financial statements; and
•	Filed as Exhibit 23.1 an updated consent letter from our auditor.

Additionally, in this Amendment No.1, we also included dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 and currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not amend or update any other information contained in the Original Filing.

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

Risks Related to Doing Business in China

The audit report included in this annual report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the "PCAOB", is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside the PRC have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in the PRC prevents the PCAOB from regularly evaluating our auditor's audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor's audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

We keep most of our cash in Renminbi in form of call deposits at banks in China. Call deposit has no definite term, but requires depositor to pre-notify the bank of the date and amount of withdrawal. 7-day call deposit had an interest rate of 1.485% per annum on average in FY2012.

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

As a result of these PRC laws and regulations, SK WFOE and Tianjin Shengkai are restricted in their ability to transfer a portion of their net assets to the Company. As of June 30, 2012, restricted net assets in the aggregate, which includes paid-in capital and statutory reserve funds of SK WFOE and Tianjin Shengkai that are included in the Company’s consolidated net assets, were approximately $55.0 million.

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

As of June 30, 2012, there were approximately $86.3 million retained earnings in the aggregate, which were generated by Tianjin Shengkai in Renminbi included in the Company’s consolidated net assets that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit SK WFOE and Tianjin Shengkai’s ability to make dividends or other payments in U.S. dollars to the Company.

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

Shengkai Innovations, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Shengkai Innovations, Inc. and subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of income, stockholders' equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 or 2011 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K/A and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shengkai Innovations, Inc. and subsidiaries as of June 30, 2012 and 2011 and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	/s/ Albert Wong & Co.
September 20, 2012	Certified Public Accountants
Except for note 20 dated June 27, 2013

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

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
 (Stated in US Dollars)

	June 30,
	2012	2011

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value 15,000,000 share authorized; 1,971,842 and 5,987,368 issued and outstanding; aggregate liquidation preference being $5,000,000 and $15,182,169, as of June 30, 2012 and 2011 respectively. (Note 12)	$1,971	$5,987
Common stock – $0.001 par value 100,000,000 shares authorized; 17,196,071 and 14,888,306 shares issued and outstanding as of June 30, 2012 and 2011 respectively. *	17,197	14,889
Additional paid-in capital	71,695,567	63,569,139
Statutory reserves	11,196,604	11,196,604
Retained earnings	45,091,511	42,669,590
Accumulated other comprehensive income	11,588,189	8,435,113
TOTAL STOCKHOLDER’S EQUITY	139,591,039	125,891,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,596,572	$141,452,732

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

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Stated in US Dollars)

			Preferred					Accumulated
	Common stock		Stock		Additional			other
	Number		Number		paid-in	Statutory	Retained earnings	comprehensive
	of shares*	Amount	of shares	Amount	capital	reserves	(Accumulated losses)	Income	Total

Balance, June 30, 2010	11,595,585	$11,596	6,987,368	$6,987	$34,270,900	$7,081,706	$(46,686,271)	$3,033,903	$(2,281,179)
Net income	-						93,470,759		93,470,759
Conversion from preferred stock to common stock	500,000	500	(1,000,000)	(1,000)	2,878,331				2,877,831
Appropriation of surplus reserve	-					4,114,898	(4,114,898)		-
Proceeds from shares issued in public offering	1,228,400	1,228			12,133,508				12,134,736
Proceeds from shares issued in public offering	529,323	529			5,331,424				5,331,953
Issuance of incentive stocks to employees	300,000	300			3,053,700				3,054,000
Issuance of incentive stocks to employees	735,000	735			2,292,465				2,293,200
Warrants issued to underwriters	-	-			(718,390)				(718,390)
Stock option expense	-	-			4,327,202				4,327,202
Currency difference	-	-						5,401,210	5,401,210
Balance, June 30, 2011	14,888,308	14,889	5,987,368	5,987	63,569,139	11,196,604	42,669,590	8,435,113	125,891,322

* The number of shares for all periods has been retroactively restated to reflect the 1-for-2 reverse stock split effected on March 9, 2012.

See accompanying notes to consolidated financial statements

SHENGKAI INNOVATIONS, INC.
(F/K/A SOUTHERN SAUCE COMPANY, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
 (Stated in US Dollars)

			Preferred					Accumulated
	Common stock		Stock		Additional			other
	Number		Number		paid-in	Statutory	Retained earnings	comprehensive
	of shares*	Amount	of shares	Amount	capital	reserves	(Accumulated losses)	Income	Total

Balance, June 30, 2011	14,888,308	14,889	5,987,368	5,987	63,569,139	11,196,604	42,669,590	8,435,113	125,891,322
Net income							2,421,921		2,421,921
Conversion from preferred stock to common stock	2,007,763	2,008	(4,015,526)	(4,016)	3,262,198				3,260,190
Issuance of incentive stocks to employees	300,000	300			1,125,200				1,125,500
Stock option expense					3,739,030				3,739,030
Currency difference								3,153,076	3,153,076
Balance, June 30, 2012	17,196,071	17,197	1,971,842	1,971	71,695,567	11,196,604	45,091,511	11,588,189	139,591,039

* The number of shares for all periods has been retroactively restated to reflect the 1-for-2 reverse stock split effected on March 9, 2012.

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

Accounts receivable are carried at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. Beginning from the year ended June 30, 2011, the management established the general provisioning policy to make allowance equivalent to 100% of accounts receivable aged over 1 year. Additional specific provision is made against accounts receivable to the extent which they are considered to be doubtful. The amount of the allowance for doubtful accounts was $246,685 and $175,874 as of June 30, 2012 and 2011, respectively.

The following table sets forth the aging analysis for accounts receivable as of June 30, 2012 and 2011, respectively:

	As of June 30, 2012	As of June 30, 2011
Due within 30 days	$1,696,581	$10,588,657
Due from 31 to 90 days	2,844,993	1,460,357
Due from 91 to 180 days	3,257,626	234,240
Due from 181 to 360 days	1,589,620	340,104
Due over 361 days	246,685	175,874
Total	$9,635,505	$12,799,232

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

20.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company revised the statement of stockholders’ equity to retroactively reflect the reverse stock split for all periods presented as follows:

Consolidated statements of stockholders’equity (As previously reported)

			Preferred					Accumulated
	Common stock		Stock		Additional			other
	Number		Number		paid-in	Statutory	Retained earnings	comprehensive
	of shares*	Amount	of shares	Amount	capital	reserves	(Accumulated losses)	Income	Total

Balance, June 30, 2010	23,191,165	$23,192	6,987,368	$6,987	$34,259,304	$7,081,706	$(46,686,271)	$3,033,903	$(2,281,179)
Net income	-						93,470,759		93,470,759
Conversion from preferred stock to common stock	1,000,000	1,000	(1,000,000)	(1,000)	2,878,331				2,877,831
Appropriation of surplus reserve	-					4,114,898	(4,114,898)		-
Proceeds from shares issued in public offering	2,456,800	2,457			12,132,279				12,134,736
Proceeds from shares issued in public offering	1,058,646	1,058			5,330,895				5,331,953
Issuance of incentive stocks to employees	600,000	600			3,053,400				3,054,000
Issuance of incentive stocks to employees	1,470,000	1,470			2,291,730				2,293,200
Warrants issued to underwriters	-	-			(718,390)				(718,390)
Stock option expense	-	-			4,327,202				4,327,202
Currency difference	-	-						5,401,210	5,401,210
Balance, June 30, 2011	29,776,611	29,777	5,987,368	5,987	63,554,251	11,196,604	42,669,590	8,435,113	125,891,322

Consolidated statements of stockholders’equity (As restated)

			Preferred					Accumulated
	Common stock		Stock		Additional			other
	Number		Number		paid-in	Statutory	Retained earnings	comprehensive
	of shares*	Amount	of shares	Amount	capital	reserves	(Accumulated losses)	Income	Total

Balance, June 30, 2010	11,595,585	$11,596	6,987,368	$6,987	$34,270,900	$7,081,706	$(46,686,271)	$3,033,903	$(2,281,179)
Net income	-						93,470,759		93,470,759
Conversion from preferred stock to common stock	500,000	500	(1,000,000)	(1,000)	2,878,331				2,877,831
Appropriation of surplus reserve	-					4,114,898	(4,114,898)		-
Proceeds from shares issued in public offering	1,228,400	1,228			12,133,508				12,134,736
Proceeds from shares issued in public offering	529,323	529			5,331,424				5,331,953
Issuance of incentive stocks to employees	300,000	300			3,053,700				3,054,000
Issuance of incentive stocks to employees	735,000	735			2,292,465				2,293,200
Warrants issued to underwriters	-	-			(718,390)				(718,390)
Stock option expense	-	-			4,327,202				4,327,202
Currency difference	-	-						5,401,210	5,401,210
Balance, June 30, 2011	14,888,308	14,889	5,987,368	5,987	63,569,139	11,196,604	42,669,590	8,435,113	125,891,322

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

(3)	10.4	Escrow Agreement, dated as of June 2, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.5	First Amendment to Escrow Agreement, dated as of June 4, 2008, between the Company, Shen Kun International Limited, Vision Opportunity China LP, and Loeb & Loeb LLP, as escrow agent.

(3)	10.6	Engagement Letter Agreement between Shengkai and Aegis Capital Corp., dated May 26, 2008.

(3)	10.7	Equity Pledge Agreement, dated as of May 30, 2008.

(3)	10.8	Exclusive Purchase Option Agreement, dated as of May 30, 2008.

(3)	10.9	Consigned Management Agreement, dated as of May 30, 2008.

(3)	10.10	Loan Agreement, dated as of May 30, 2008.

(3)	10.11	Technology Service Agreement, dated as of May 30, 2008.

(3)	10.12	Financial Consulting Agreement, dated as of September 16, 2007 between Shengkai and Mass Harmony Asset Management Limited.

(3)	10.13	Assignment of Intellectual Property, dated as of June 9, 2008 between the company and Michael Jordan.

(4)	10.14	Supplementary Agreement dated as of July 3, 2008 to the Equity Pledge Agreement dated as of May 30, 2008.

(4)	10.15	Securities Escrow Agreement, dated as of July 18, 2008, by and between the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.16	Second Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Vision Opportunity China LP.

(5)	10.17	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Vision Opportunity China LP, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(5)	10.18	First Amendment to Securities Purchase Agreement, dated as of July 31, 2008, by and between the Company and Blue Ridge Investments, LLC.

(5)	10.19	First Amendment to Securities Escrow Agreement, dated as of July 31, 2008, by and among the Company, Blue Ridge Investments, LLC, Li Shaoqing, and Loeb & Loeb LLP, as escrow agent.

(6)	10.20	Land Use Agreement dated January 23, 2009, between Shengkai (Tianjin) Ceramic Valves Co., Ltd. and Tianjin Airport Industrial Park Land Bureau.

(8)	10.21	Employment Agreement, dated April 6, 2012, by and between the Company and Linbin Zhang.

(9)	10.22	Warrant Amendment Agreement dated April 30, 2010, by and between Company and Vision Opportunity China, LP.

(9)	10.23	Warrant Amendment Agreement dated April 30, 2010, by and between Company and Blue Ridge Investments LLC.

(12)	10.24	Underwriting Agreement dated as of November 19, 2010 by and between the Registrant and Maxim Group LLC and Global Hunter Securities, LLC

(13)	10.25	Intellectual Property Development Protection Service Agreement with Iron Mountain Intellectual Property Management, Inc. dated as of November 24, 2010

(13)	10.26	Trade Secret Identification and Confirmatory Assignment between the Company and Mr. Chen Wang dated as of November 24, 2010

(13)	10.27	Confidentiality and Rights Agreement between the Company and Mr. Chen Wang dated as of November 24, 2010

(13)	10.28	Confidentiality and Rights Agreement between the Company and Ms. Wei Guo dated as of November 24, 2010

(13)	10.29	Non-Disclosure Letter Agreement between the Company and Ms. Chuanye Guo dated as of November 24, 2010

(14)	10.30	Underwriting Agreement dated as of December 17, 2010 by and between the Registrant and Maxim Group LLC and Global Hunter Securities, LLC

(19)	10.31	Property Lease Agreement, dated September 1, 2011, by and between Tianjin Shengkai and Tianjin Development Zone Binhai Investment Service Co., Ltd.

(18)	10.32	Plant and Office Building Lease Agreement, dated August 3, 2011, by and between Tianjin Shengkai and Tianjin Longhan Jingmi Industrial Co., Ltd.

(17)	10.33	Appointment Letter, dated May 30, 2012, between the Company and Ms. Jia Lin.

(7)	14.1	Code of Ethics.

(15)	21.1	List of Subsidiaries.

	23.1	Consent of Independent Registered Public Accounting Firm (Albert Wong & Co.).**

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*   Furnished herewith.
** Filed herewith.

(1)	Incorporated by reference to the exhibit of the same number to our registration statement on Form SB-2 filed with the SEC on May 26, 2005.
(2)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2008.
(3)	Incorporated by reference to our current report on Form 8-K/A filed with the SEC on June 23, 2008.
(4)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 24, 2008.
(5)	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 31, 2008.
(6)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on February 13, 2009.
(7)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 6, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed with the SEC on April 6, 2012.
(9)	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 3, 2010.
(10)	Incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on November 15, 2011.
(11)	Incorporated by reference to our proxy statement on Schedule 14A filed with the SEC on January 26, 2011.
(12)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 19, 2010.
(13)	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2010.
(14)	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 17, 2010.
(15)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on September 28, 2010.
(16)	Incorporated by reference to our current report on Form 8-K filed with the SEC on March 9, 2012.
(17)	Incorporated by reference to our current report on Form 8-K filed with the SEC on May 30, 2012.
(18)	Incorporated by reference to our current report on Form 8-K filed with the SEC on September 26, 2011.
(19)	Incorporated by reference to our annual report on Form 10-K filed with the SEC on Septermber 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tianjin, PRC, on the 27th day of June, 2013.

SHENGKAI INNOVATIONS, INC.

By:	/s/ Wang Chen
Wang Chen
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Wang Chen	June 27, 2013
Wang Chen
Chief Executive Officer (principal executive officer) and Chairman

/s/ Linbin Zhang	June 27, 2013
Linbin Zhang
Interim Chief Financial Officer (principal financial and accounting officer)

/s/ Lin Jia	June 27, 2013
Lin Jia
Director

/s/ Jun Leng	June 27, 2013
Jun Leng
Director

/s/ Ruizhu Mu	June 27, 2013
Ruizhu Mu
Director